Form 10-Q
period 1996-03-31
RECYCLING INDUSTRIES INC
filed 1996-05-23
CIK 769879

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

   /X/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1996

   / /          TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-20179

                            RECYCLING INDUSTRIES, INC.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            COLORADO                                84-1103445
 -------------------------------     ---------------------------------------
 (State or Other Jurisdiction of     (I.R.S. Employer Identification Number)
  Incorporation or Organization)


    384 INVERNESS DRIVE SOUTH, SUITE 211
             ENGLEWOOD, COLORADO                             80112
- ------------------------------------------------           ----------
(Mailing Address of Principal Executive Offices)           (Zip Code)

     Registrant's Telephone Number, Including Area Code:  (303) 790-7372

      Securities Registered Pursuant to Section 12(b) of the Act:  NONE

Securities Registered Pursuant to Section 12(g) of the Act: COMMON STOCK, $.001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             Yes   X         No
                                  ----          ----

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the close of the period covered by this Report.

                                        NUMBER OF SHARES OUTSTANDING AS OF
              CLASS                               MARCH 31, 1996
   -----------------------------        ----------------------------------
   Common Stock, $.001 Par Value                    10,055,193

                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION                                        PAGE
                                                                       ----
     ITEM 1.  FINANCIAL STATEMENTS*

        Consolidated Balance Sheets - March 31, 1996 (Unaudited)
          and September 30, 1995                                        1-2

        Consolidated Statements of Operations (Unaudited) for the
          three months and six months ended March 31, 1996 and 1995       3

        Consolidated Statement of Stockholders' Equity
           through March 31, 1996 (Unaudited)                             4

        Consolidated Statements of Cash Flows (Unaudited) for the six
          months ended March 31, 1996 and 1995                            5

        Notes to the Consolidated Financial Statements                 6-10


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                         11-14


PART II -- OTHER INFORMATION

     Items 1 through 6                                                   15

     Signatures                                                          16



      * The accompanying interim financial statements have not been audited by an independent certified public accountant, and are so noted as "Unaudited" where applicable. Only those statements corresponding to a fiscal year-end (September 30) are audited.

                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND SEPTEMBER 30, 1995



                                     ASSETS
                             (Substantially Pledged)


                                                  MARCH 31,     SEPTEMBER 30,
                                                    1996             1995
                                                    ----             ----
                                                (UNAUDITED)
   CURRENT ASSETS:
     Cash                                        $1,240,000    $    184,000
     Trade accounts receivable, less allowance
       for doubtful accounts of $10,000 and
       $15,000 respectively                       2,149,000       1,026,000
     Accounts receivable, related party              95,000         223,000
     Inventories                                  2,076,000         497,000
     Prepaid expenses                               353,000         137,000
     Other Current Assets                           216,000           -
                                                -----------     -----------
        Total Current Assets                      6,129,000       2,067,000

   ENGINEERING PLANS, net of accumulated
     amortization of $930,000 and $899,000
     respectively                                   157,000         188,000

   PROPERTY, PLANT AND EQUIPMENT, net             8,421,000       6,686,000

   DEFERRED INCOME TAXES                          1,241,000         800,000

   GOODWILL, net                                  2,560,000         188,000

   NON COMPETITION AGREEMENT, net                   944,000            -

   OTHER ASSETS                                     486,000         368,000
                                                -----------     -----------
        TOTAL ASSETS                            $19,938,000     $10,297,000
                                                -----------     -----------
                                                -----------     -----------





        SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1996 AND SEPTEMBER 30, 1995




                                            MARCH 31, 1996   SEPTEMBER 30, 1995
                                            --------------   ------------------
                                             (UNAUDITED)

CURRENT LIABILITIES:
     Notes payable                            $     -           $    61,000
     Notes payable - related parties            1,927,000              -
     Trade accounts payable                     1,235,000           655,000
     Trade accounts payable - related parties     140,000            73,000
     Accrued liabilities:
          Interest                                 13,000            22,000
          Interest - related party                 17,000             8,000
          Payroll and other                       267,000           107,000
          Income taxes payable                     86,000            86,000
     Due to factor, related party                 137,000           197,000
     Current portion of long-term debt             94,000           227,000
     Current portion of long-term debt,
      related parties                           2,294,000           218,000
     Current portion of obligation
      under capital lease                         314,000            37,000
                                              -----------        ----------
              Total Current Liabilities       $ 6,524,000         1,691,000
                                              -----------        ----------

LONG-TERM DEBT:

     Long-term debt, net current portion          124,000           132,000
     Long-term debt - related parties, net
      of current portion                          945,000         1,979,000
     Obligation under capital lease, net
      of current portion                        1,452,000            41,000
                                              -----------        ----------

          Total Long-term Debt                  2,521,000         2,152,000
                                              -----------        ----------

     Total Liabilities                          9,045,000         3,843,000
                                              -----------        ----------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
     Preferred stock no par value, 10,000,000
      shares authorized
         Series A 13,000 (unaudited) shares
          issued and outstanding                1,312,000         1,312,000
         Series B -0- shares and 300,000
          shares issued and outstanding             -               450,000
         Common Stock ($.001 par value,
          50,000,000 shares authorized,
          10,055,193 (unaudited) and
          8,395,785 shares issued and
          outstanding, respectively                10,000             8,000

     Additional paid in capital                17,909,000        13,120,000
     Accumulated (deficit)                     (8,338,000)       (8,436,000)
                                             ------------       -----------
          Total Stockholders' Equity           10,893,000         6,454,000
                                             ------------       -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 19,938,000       $10,297,000
                                             ------------       -----------
                                             ------------       -----------

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                           RECYCLING INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS

                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                      MARCH 31,                 MARCH 31,
                               ----------------------   ------------------------

                                  1996        1995         1996          1995
                               ---------    --------     --------     ----------
                              (UNAUDITED)  (UNAUDITED)  (UNAUDITED)  (UNAUDITED)


REVENUES:

   Sales                      $ 7,275,000  $3,688,000  $10,735,000  $ 7,090,000
   Other income                    29,000      12,000       28,000       27,000
                              -----------  ----------  -----------  -----------
      Total revenue             7,304,000   3,700,000   10,763,000    7,117,000

COST OF SALES                   5,936,000   2,668,000    9,352,000    4,993,000
                              -----------  ----------  -----------  -----------

GROSS PROFIT                    1,368,000   1,032,000    1,411,000    2,124,000

SELLING & ADMINISTRATIVE
  EXPENSE                         799,000     588,000    1,553,000    1,241,000
                              -----------  ----------  -----------  -----------

INCOME (LOSS) FROM
  OPERATIONS                      569,000     444,000     (142,000)     883,000

INTEREST EXPENSE                  147,000     119,000      245,000      198,000
                              -----------  ----------  -----------  -----------

INCOME (LOSS) BEFORE INCOME
  TAXES & EXTRAORDINARY
  GAINS                           422,000     325,000     (387,000)     685,000

INCOME TAX EXPENSE (BENEFIT)        4,000       -         (437,000)       -
                              -----------  ----------  -----------  -----------

INCOME BEFORE EXTRAORDINARY
  GAINS                           418,000     325,000       50,000      685,000

EXTRAORDINARY GAIN FROM
  SETTLEMENT OF DEBT               48,000     161,000       48,000      222,000
                              -----------  ----------  -----------  -----------

NET INCOME                    $   466,000  $  486,000   $   98,000   $  907,000
                              -----------  ----------  -----------  -----------
                              -----------  ----------  -----------  -----------

NET INCOME PER SHARE
   Before Extraordinary Gain  $       .05  $      .09   $      .01   $      .20
   Extraordinary Gain               -             .04          -            .06
                              -----------  ----------  -----------  -----------

NET INCOME PER SHARE          $       .05  $      .13   $      .01   $      .26
                              -----------  ----------  -----------  -----------
                              -----------  ----------  -----------  -----------

WEIGHTED AVERAGE SHARES
  OUTSTANDING                  10,266,844   3,879,354    9,789,924    3,495,306
                              -----------  ----------  -----------  -----------
                              -----------  ----------  -----------  -----------



        SEE ACCOMPANYING NOTES TO THE CONSOLIDTATED FINANCIAL STATEMENTS


                                                 RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                           FOR THE YEARS ENDED SEPTEMBER 30, 1993, 1994 AND 1995
                                             AND THE SIX MONTHS ENDED MARCH 31, 1996 (UNAUDITED)


                             PREFERRED STOCK          COMMON STOCK      ADDITIONAL             OTHER
                            -----------------        --------------      PAID-IN      "W"      EQUITY     ACCUMULATED
                            SHARES     AMOUNT        SHARES   AMOUNT     CAPITAL    OPTION    SECURITY     (DEFICIT)       TOTAL
                            ------     ------        ------   ------     -------    ------    --------     ---------       -----
Balances, September 30,
 1992                          -     $      -      2,367,728  $ 3,000  $ 5,905,000  $   -      $   -      $ (6,844,000) $  (936,000)
Common stock issued for
 services                      -            -         20,000       -       149,000      -          -              -         149,000
Contribution of services       -            -            -         -       120,000      -          -              -         120,000
Dilution of predecessor
 cost adjustment property
 option                        -            -            -         -       444,000      -          -              -         444,000
Net (loss)                     -            -            -         -           -        -          -        (2,483,000)  (2,483,000)
                           --------  -----------  ----------  -------  -----------  ---------  ---------  ------------  -----------
Balances, September 30,
 1993                          -            -      2,387,728    3,000    6,618,000      -          -        (9,327,000)  (2,706,000)
Preferred stock issued
 for debt                   591,333      887,000         -         -           -        -          -              -         887,000
Preferred stock issued
 for acquisition of NRI      38,000    3,612,000         -         -           -        -          -              -       3,612,000
Common stock issued for
 cash                          -            -         30,000       -        56,000      -          -              -          56,000
Common stock issued for
 services                      -            -         39,600       -       242,000      -          -              -         242,000
Common stock issued for
 debt                          -            -        548,376       -     1,351,000      -          -              -       1,351,000
Contribution to capital        -            -            -         -         2,000      -          -              -           2,000
Conversion of accrued
 salary                        -            -            -         -           -        -        246,000          -         246,000
Net (loss)                     -            -            -         -           -        -          -          (924,000)    (924,000)
                           --------  -----------  ----------  -------  -----------  ---------  ---------  ------------  -----------
Balances, September 30,
 1994                       629,333    4,499,000   3,005,704    3,000    8,269,000      -        246,000   (10,251,000)   2,766,000

Redemption of preferred
 stock Series A             (25,000)  (2,300,000)        -         -           -        -          -              -      (2,300,000)
Redemption of preferred
 stock Series B and other
 equity for "W" Option     (291,333)    (437,000)        -         -           -      683,000   (246,000)         -             -
Common stock issued
 for acquisition of MRI        -            -        120,000       -     1,200,000      -          -              -       1,200,000
Common stock issued
 during private offering,
 net of offering costs
 of $590,000                   -            -      3,746,400    4,000    2,778,000      -         -              -        2,782,000
Common stock issued to
 retire debt                   -            -        166,666       -       150,000      -         -              -          150,000
Common stock issued for
 renegotiation of payment
 terms for a stockholder
 loan                          -            -         10,000       -           -        -         -              -              -
Common stock issued for
 services                      -            -         10,000       -        25,000      -         -              -           25,000
Common stock issued for
 interest on bridgeloans       -            -         17,351       -        16,000      -         -              -           16,000
Common stock issued for
 "W" option                    -            -      1,319,445    1,000      682,000    (683,000)   -              -              -
Common stock rounding
 due to stock split            -            -            219       -           -        -         -              -              -
Net income                     -            -            -         -           -        -         -           1,815,000    1,815,000
                            --------  -----------  ----------  -------  -----------  ---------  ---------  ------------  -----------
Balances, September 30,
 1995                        313,000    1,762,000   8,395,785    8,000   13,120,000     -         -          (8,436,000)   6,454,000

UNAUDITED
- ---------
Common stock issued for
 acquisition of Angio          -            -         227,693      -        925,000     -         -              -           925,000
Conversion of preferred
 stock series B             (300,000)    (450,000)     12,000      -        450,000     -         -              -              -
Common stock issued
 during private offering,
 net of offering costs of
 $633,000                      -            -       1,040,636    1,000    2,227,000     -         -              -         2,228,000
Conversion of bridge
 loans                         -            -         323,523    1,000    1,137,000     -         -              -         1,138,000
Common stock issued for
 cash                          -            -          55,556      -         50,000     -         -              -            50,000
Net income (Unaudited)         -            -             -        -            -       -         -              98,000       98,000
                            --------  -----------  ----------  -------  -----------  ---------  ---------  ------------  -----------
Balances, March 31, 1996
 (Unaudited)                  13,000  $ 1,312,000  10,055,193  $10,000  $17,909,000  $  -       $ -        $ (8,338,000) $10,893,000
                            --------  -----------  ----------  -------  -----------  ---------  ---------  ------------  -----------
                            --------  -----------  ----------  -------  -----------  ---------  ---------  ------------  -----------

                                      SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                              FOR THE SIX MONTHS ENDED:
                                           -------------------------------
                                           MARCH 31, 1996   MARCH 31, 1995
                                           --------------   --------------
                                             (UNAUDITED)      (UNAUDITED)

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
   Net income (loss)                       $   98,000      $  907,000
   Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities:
      Depreciation and amortization           479,000         454,000
      Extraordinary gain from settlement
       of debts -                                            (222,000)
      Deferred income taxes                  (441,000)          -
   Changes in Assets and Liabilities:
      Trade accounts receivable            (1,123,000)       (252,000)
      Inventories                            (213,000)         52,000
      Prepaid expenses                        (91,000)        (74,000)
      Other current assets                   (216,000)         32,000
      Accounts payable                        647,000          (6,000)
      Accrued liabilities                     160,000         (62,000)
                                           -----------    ------------
         Net Cash Provided (Used) in
          Operating Activities               (700,000)        829,000
                                           -----------    ------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
   Additions to equipment                    (302,000)       (406,000)
   Receivables - related party                128,000         (81,000)
   Non competition agreement                 (200,000)           -
   Changes to acquisition costs and
    goodwill                                 (604,000)         23,000
   Advances (to) related party and other      (48,000)           -
                                           -----------    ------------
         Net Cash Provided (Used) in
          Investing Activities             (1,026,000)       (464,000)
                                           -----------    ------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
   Proceeds from borrowings - related
    parties                                 1,593,000          -
    Proceeds from other borrowings             20,000          -
   Principal payments on borrowings          (401,000)     (2,298,000)
   Principal payments on borrowings -
    related parties                          (411,000)       (281,000)
   Principal payments on capital lease       (112,000)         -
   Deferred offering costs                   (125,000)       (314,000)
   Proceeds from factor - related party     3,934,000       3,364,000
   Payments to factor - related party      (3,994,000)     (3,494,000)
   Proceeds from issuance of common stock   2,278,000       2,782,000
                                           -----------    ------------

         Net Cash Provided (Used) in
          Financing Activities              2,782,000        (241,000)
                                           -----------    ------------

   Increase (decrease) in Cash              1,056,000         124,000

   CASH, Beginning                            184,000         115,000
                                           -----------    ------------

   CASH, Ending                          $  1,240,000     $   239,000
                                           -----------    ------------
                                           -----------    ------------


       SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    GENERAL INFORMATION:

I. The Financial Statements included herein have been prepared by the Company without audit, except the September 30, 1995 Balance Sheet which was audited. The Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods shown. These statements do not include all information required by Generally Accepted Accounting Principles to be included in a full set of financial statements. These financial statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's latest report on Form 10-K, dated September 30, 1995.

II. On September 13, 1995, the Common Stock of the Company was approved for listing on the Nasdaq SmallCap Market under the trading symbol "RECY".

III. On December 11, 1995, Recycling Industries, Inc. (RII or the Company) acquired substantially all of the assets and the business of Anglo Metal, Inc. d/b/a Anglo Iron & Metal ("Anglo").

      The assets acquired from Anglo consist of a heavy duty automotive shredder, metal shearing equipment, balers, heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. RII also purchased from Anglo certain real property, buildings and leasehold improvements used in the metal recycling business.

      The purchase price for Anglo was $4,200,000 comprised of $2,079,000 in cash; a $446,000 secured promissory note payable in 60 consecutive monthly installments of $9,000 including interest; a $750,000 unsecured note payable in 72 equal, consecutive monthly installments of $10,000 including interest and 227,693 shares of RII Common Stock valued at $925,000.

      Of the cash paid at the closing of the acquisition, $1,800,000 was obtained through a sale-leaseback transaction with Ally Capital Corporation (Ally), collateralized by all of the machinery and equipment acquired from Anglo. The terms of the sale-leaseback provide for 60 consecutive monthly lease payments of $41,000 with a bargain purchase option at the end of the lease term. The remaining $279,000 paid at closing was obtained from the operating cash reserves and working capital of RII.

      RII also entered into an agreement to purchase the ferrous and non-ferrous inventory from Anglo valued at $1,365,000 for approximately $1,865,000 which is to be paid in eight equal monthly installments of $233,000 beginning in February 1996.

      RII signed a consulting and non-competition agreement with the president of Anglo. The term of the noncompete portion is six years and is valued at $1 million which will be amortized over the term of the agreement using the straight line method. The consulting portion is for a term of six months and is payable at $5,000 per month.

      The real property acquired from Anglo and the common stock component of the purchase price have been placed in escrow to provide for the remediation of environmental contamination, if any, related to the operations of Anglo prior to the acquisition.

      The purchase price has been allocated as follows:

      Equipment under lease                       $  1,800,000
      Contract to purchase land and buildings           70,000
      Covenant not to compete                        1,000,000
      Inventories                                    1,365,000
      Purchase price in excess of net assets
       acquired                                      1,830,000
                                                  ------------

         Total purchase price                     $  6,065,000

      Capital lease obligation                      (1,800,000)
      Note payable, land                              (446,000)
      Note payable, covenant not to compete           (750,000)
      Note payable, inventory                       (1,865,000)
      RII common stock                                (925,000)
                                                  ------------

         Cash paid at closing                     $    279,000
                                                  ------------
                                                  ------------


      Prior to acquiring Anglo, the Company commissioned extensive environmental studies on the Anglo sites. These environmental investigations resulted in a determination that certain isolated areas of the facilities may contain environmental contaminates. As a result, the Company established an Environmental Escrow to cover the cost of potential clean up of these areas. Additionally, during the Escrow Period, the Company shall engage an environmental engineer to determine the level of contamination on the real property. The location of any contamination shall be identified by a survey and the legal description of the real property shall be revised to provide that the Company will not purchase any contaminated portion of the real property.

      If prior to the termination of the Escrow Period, the location of the contamination cannot be determined or if the Company determines that there is extensive contamination of the real property, all documents held in escrow shall be cancelled and the Company shall enter into a lease agreement for the real property, which lease shall be retroactive to the Closing Date. The lease payments under such lease agreement shall be equal to those that would otherwise have been due under the Secured Promissory Note. Due to the Escrow Agreement, the real property has been recorded as an intangible asset, Contract to Acquire Land.

IV. On January 17, 1996, the Company borrowed $1,575,000 in bridge financing, which indebtedness is bearing interest at 10% per annum, with principal and accrued interest due December 13, 1996, or upon the Company receiving gross proceeds of $3 million or more through the sale of its securities prior to that date. The Company also issued warrants to purchase up to 359,250 shares of common stock at $1.50 per share, exercisable through the end of a three-year period commencing on the effective date of a registration statement covering the shares issuable upon their exercise. The proceeds from this bridge financing were used to complete the acquisition of Anglo, discussed above, and for general working capital purposes. Upon consummation of the Offering, the holders of the warrants issued in connection with the bridge financing have tentatively agreed to exchange their warrants for 316,140 shares of common stock representing an effective exercise price of $.60 per share, and have tentatively agreed not to sell such shares of common stock for a period of one year from the closing of the Offering. The Company has also agreed to register the shares of Common Stock received upon such exchange within 120 days from the closing of the Offering.

      The net proceeds from the bridge loans were used for working capital purposes and in connection with the Company's acquisition of Anglo.

V. On January 31, 1996 and April 8, 1996, the Company completed a Private Placement of an aggregate of 1,454,156 shares of Common Stock at $2.75 per share and issued warrants to purchase up to 727,078 shares of Common Stock at $7.50 per share. Of the $3,998,934 raised, $1,137,000 was raised through the conversion of the bridge financing indebtedness discussed above. The remaining $438,000 principal of the bridge indebtedness plus accrued interest will be repaid from the proceeds of the proposed public offering, discussed in Note VII below. The proceeds from these private placements were used to complete the acquisition of Mid-America Shredding, Inc., discussed in Note VI below and for general working capital purposes.

VI. On April 15, 1996, the Company acquired substantially all of the assets of Mid-America Shredding, Inc., a metals recycler located in Ste. Genevieve, Missouri ("Mid-America"). The purchase price for Mid-America was approximately $1,850,000 comprised of $640,000 cash and the assumption of $1,200,000 of secured debt plus accrued interest. The assumed debt bears interest at prime plus 1-1/2% and is payable in monthly installments of $10,000 plus accrued interest through October 1, 1996, and $20,000 per month plus accrued interest until maturity on May 1, 2000.

VII. The Company has entered into a Letter of Intent with certain parties with respect to a public offering of the Company's securities (the "Proposed Public Offering"). The Company anticipates that amount of the offering will be up to $25 million.

      In connection with the Offering, the Company has agreed with the holders of its outstanding Series G Warrants to purchase the following percentages of the shares of Common Stock acquired by them in the Company's February 1995 and May 1995 Private Placements (the "Series G Shares): (i) if the Company receives gross proceeds of between $4 million and $5 million from the Proposed Public Offering, the Company will purchase 5% of the Series G Shares; (ii) if the Company receives gross proceeds of more than $5 million and less than $15 million from the Proposed Public Offering, the Company will purchase 5% of the Series G Shares plus an additional 2.83% of the Series G Shares for each additional $1 million in gross proceeds received by the Company (or any portion thereof on a pro-rata basis) in excess of $5 million, and (iii) if the Company receives gross proceeds of more than $15 million from the Proposed Public Offering, the Company will purchase 33.3% of the Series G Shares plus additional shares at the Company's option. There are 4,273,756 Series G Shares subject to purchase by the Company.

VIII. The Company has identified several companies whose size and operations are similar to NRI and Anglo as possible acquisition targets and has held preliminary discussions and has entered into non-binding letters of intent with certain of these companies. The consummation of any of these acquisitions is subject to a number of material contingencies, including negotiation of definitive acquisition terms, obtaining sufficient financing to complete the acquisition and completion of the Company's due diligence related to the acquisition. The Company proposes to fund these acquisitions through one or a combination of the following: (i) the proceeds of the proposed public offering; (ii) issuing common stock or convertible securities of the Company; (iii) issuing subordinated debt instruments; (iv) through asset based lending arrangements; or (v) through seller financing arrangements.

IX. For presentation purposes, the Consolidated Statement of Operations for the three and six months ended March 1996 and 1995, has been revised to reflect a more appropriate presentation than the Consolidated Statement of Operations provided in the September 30, 1995 10-K. This reclassification had no effect on financial condition or results of operation.

X.    Inventories consist of the following at:

                                      MARCH 31, 1996  SEPTEMBER 30, 1995
                                      --------------  ------------------
                                       (UNAUDITED)

   Raw materials                        $1,768,000      $  350,000
   Finished goods                          308,000         147,000
                                        ----------      ----------

                                        $2,076,000      $  497,000
                                        ----------      ----------
                                        ----------      ----------

XI.   Property, plant and equipment consists of the following at:

                                        MARCH 31, 1996    SEPTEMBER 30, 1995
                                        --------------    ------------------
         Land                             $1,712,000          $1,640,000
         Building and improvements           369,000             365,000
         Heavy machinery and equipment     1,551,000           1,472,000
         Automotive shredder               3,180,000           3,161,000
         Transportation equipment            798,000             679,000
         Office equipment                    131,000             121,000
         Assets under capital lease        1,800,000          ----------
                                          -----------         ----------
           Total                           9,541,000           7,438,000

         Less accumulated depreciation
           and amortization                1,120,000             752,000
                                          -----------         ----------


           Total                          $8,421,000          $6,686,000
                                          -----------         ----------
                                          -----------         ----------

XII. Other assets consist of the following at:

                                        MARCH 31, 1996    SEPTEMBER 30, 1995
                                        --------------    ------------------

     Goodwill, net of accumulated         $2,560,000          $  188,000
      amortization of $24,000 and
      $0
     Non-compete agreement,
      net of accumulated
      amortization of $56,000                944,000               -
      Other assets                           486,000             368,000
                                          -----------         ----------

                                          $3,990,000          $  556,000
                                          -----------         ----------
                                          -----------         ----------


XIII. During the quarter ended March 31, 1996, management determined that the net operating loss generated from prior years, in the amount of $1,200,000 is more likely than not to be used in the near future due to taxable income estimated to be generated by Anglo. Therefore a net deferred tax asset of $441,000 has been recorded. Net operating loss carryovers available for future use through the year 2010 are approximately $8,200,000.

XIV. Supplemental information to the statement of cash flow for non-cash investing and financing activities:

                                             SIX MONTHS ENDED
                                                  MARCH 31,
                                        ---------------------------
                                           1996             1995
                                        ----------        ---------
                                        (UNAUDITED)      (UNAUDITED)


Cash paid for interest                  $  194,000      $    -
                                        ----------      ----------
                                        ----------      ----------

Stock issued for coversion
  of bridge financing                   $1,137,000      $  150,000
                                        ----------      ----------
                                        ----------      ----------

Acquisition of subsidiaries
  for stock                             $  925,000      $    -
                                        ----------      ----------
                                        ----------      ----------

Purchase of equipment for
  notes payable                         $   25,000      $   35,000
                                        ----------      ----------
                                        ----------      ----------

Restructure of preferred
  stock to debt                         $     -         $2,300,000
                                        ----------      ----------
                                        ----------      ----------

Acquisition of equipment
  under capital lease                   $     -         $  113,000
                                        ----------      ----------
                                        ----------      ----------

Contract to acquire land
  and building acquired
  for note payable                      $  446,000      $     -
                                        ----------      ----------
                                        ----------      ----------

Acquisition of Anglo
  inventory for note payable            $1,366,000      $     -
                                        ----------      ----------
                                        ----------      ----------

Capital lease obligation
  incurred to finance Anglo
  acquisition                           $1,800,000      $     -
                                        ----------      ----------
                                        ----------      ----------

Intangible acquired for a
  note payable                          $  750,000      $    -
                                        ----------      ----------
                                        ----------      ----------

      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere herein.

OVERVIEW

    The Company is a full-service metals recycler engaged in the collection and processing of various ferrous and non-ferrous metals for resale to domestic and foreign steel producers and other metals producers and processors. Prior to May 1994, the Company was a development stage enterprise engaged in the development of the technology related to the recycling of municipal solid waste (the "MSW Technology"). Although the Company owns this technology, the Company is no longer actively engaged in its development.

    The Company's current operations commenced in May 1994 with the acquisition of its Nevada metals recycling facility. Since that time, the Company has experienced significant growth from the acquisition of other metals recycling facilities. On June 30, 1995, the Company acquired a 20% interest in a metals recycling facility located in Georgia. On December 11, 1995, the Company acquired its four southern Texas facilities. These acquisitions, except for the 20% ownership interest in the Georgia facility, are accounted for under the purchase method for business combinations and, accordingly, the results of operations for such acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company's historical results of operations for the period presented are not directly comparable.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

    REVENUES. For the three months ended March 31, 1996, revenues increased by 97.4% to $7.3 million compared to $3.7 million for the same period the previous year. This increase was the result of the acquisition of the Company's southern Texas facilities on December 11, 1995. The operations of the southern Texas facilities generated $3.9 million of revenues for the three months ended March 31, 1996. Sales for the Nevada facility declined slightly from $3.7 million to $3.4 million, a decrease of 8.3%.

    Ferrous scrap revenues were $5.1 million for the three months ended March 31, 1996, an increase of $3.3 million or 181.1% over the same period in 1995. Total tons shipped increased from 14,800 tons in 1995 to 38,300 tons in 1996. The average selling price rose by approximately $2.40 per ton to $124 per ton. Non-ferrous scrap revenues rose approximately $612,000 or 40.7%, reflecting the southern Texas facilities sales which was partially offset by a decrease in average non-ferrous selling prices from $.65 to $.48 per pound. Total shipments for non-ferrous materials increased 2.0 million pounds to a total of 4.3 million pounds. Paper sales decreased approximately $280,000, or 72.5% for the three months ended March 31, 1996 as average sales prices and volumes declined relative to the comparable period in 1995.

    COST OF SALES. The overall cost of sales increased $3.3 million to $5.9 million for the three months ended March 31, 1996, compared to $2.6 million for the three months ended March 31, 1995, and increased as a percentage of revenues to 81.3% from 72.1%. This increase in cost of sales was primarily due to increased raw material and production costs incurred from the acquisition of the Company's southern Texas facilities which had cost of sales of $3.0 million. In addition, increases in material and direct production costs at the company's Nevada facility amounted to $300,000. Overall, gross profit improved by$336,000 for the three months ended March 31, 1996 to a level of $1.4 million compared to $1.0 million for the three months ended March 31, 1995.

SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expenses increased to $799,000 or 10.9% of revenue, for the three months ended March 31, 1996, from $588,000 or 15.9% of revenues, for the three months ended March 31, 1995. This increase resulted from additional expenses associated with acquired operations and expenses incurred in connection with the Company's increase in personnel in anticipation of additional acquisitions. Specifically, personnel costs increased by $331,000 to a level of $448,000 during the period.

INTEREST EXPENSE. Interest expense was $147,000 for the three months ended March 31, 1996, compared to $119,000 for the three months ended March 31, 1995. Interest expense increased primarily due to higher average interest rates on the Company's debt as well as additional debt incurred to finance the purchase of the southern Texas facilities in December 1995.

EXTRAORDINARY ITEM. Extraordinary gains net of applicable income tax of $48,000 were recognized during the three months ended March 31, 1996, primarily related to settlements of debts incurred by the company during its development stage. A similar gain of $161,000 was recognized from the settlement of debts during the three months ended March 31, 1995.

PROVISION FOR INCOME TAXES. A provision for income taxes of $4,000 was recorded during the three months ended March 31, 1996, as compared with no provision for the comparable period the previous year.

NET INCOME. For the three months ended March 31, 1996, the Company had a net income of $466,000, or $.05 per share, compared to a net income of $486,000, or $.13 per share, for the three months ended March 31, 1995.

SIX MONTHS ENDED MARCH 31, 1996 AND 1995

   The results of operations for the six months ended March 31, 1996 were impacted by a number of factors, including delays in processed scrap shipments and lower gross margins at the Company's Nevada facility. In addition, profitability was negatively affected by transition expenses incurred in conjunction with the acquisition of its southern Texas facilities on December 11, 1995.

   REVENUES. Revenues increased by 51.2% to $10.8 million for the six months ended March 31, 1996 compared to $7.1 million for the same period for the previous year primarily due to the acquisition of the Company's southern Texas facilities on December 11, 1995. The operations of the southern Texas facilities provided an additional $4.4 million of revenues, which were offset by a $700,000 decrease in revenues from the operations of the Nevada facility. The main factors responsible for the decline in revenues at the Nevada facility were a decrease in paper sales of $467,000 and a decrease in non-ferrous scrap revenues of $648,000 which was offset by an increase in ferrous revenues of $421,000.

   For the six months ended March 31, 1996, ferrous scrap revenues increased $3.7 million, or 109.0%, as shipments increased approximately 26,600 tons to 55,500 tons and the average selling price rose approximately $5 per ton to $123 per ton. Non-ferrous scrap revenues increased approximately $412,000, or 14.0%, reflecting a 2.1 million pound increase in non-ferrous shipments to
6.7 million pounds which was offset by a $.13 per pound decrease in average non-ferrous selling prices to $.50 per pound. Paper sales decreased approximately $467,000, or 66.5%, for the six months ended March 31, 1996 as average sales prices and volumes declined relative to the comparable period of 1995.

   COST OF SALES. The overall cost of sales increased $4.4 million or 57.3%, to $9.4 million for the six months ended March 31, 1996 compared to $5.0 million for the six months ended March 31, 1995, and increased as a percentage of revenues to 87.0% from 70.2%. This increase in cost of sales was primarily due to decreases in ferrous and non-ferrous sales prices at the Company's Nevada facility, without corresponding declines in raw material and direct production costs. In addition, increased raw material costs incurred upon the acquisition of the Company's southern Texas facilities combined with shipping delays at the facilities further increased costs of sales. As a result, gross profit decreased to $1.4 million for the six months ended March 31, 1996 compared with $2.1 million for the six months ended March 31, 1995.

   SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased to $1.6 million, or 14.4% of revenues, for the six months ended March 31, 1996 from $1.2 million, or 17.4% of revenues, for the six months ended March 31, 1995. This increase resulted from additional expenses associated with acquired operations and expenses incurred in connection with the Company's increase in personnel in anticipation of additional acquisitions. Specifically, $205,000 of the increase was attributable to compensation paid upon consummation of the acquisition of the Company's southern Texas facilities.

   INTEREST EXPENSE. Interest expense was $245,000 for the six months ended March 31, 1996 compared to $198,000 for the six months ended March 31, 1995. Interest expense increased primarily due to higher average interest rates on the Company's debt as well as additional debt incurred to finance the purchase of the southern Texas facilities in December 1995.

   EXTRAORDINARY ITEM. An extraordinary gain was recognized during the six months ended March 31, 1996 of approximately $48,000. For the six months ended March 31, 1995 an extraordinary gain of $222,000 was recognized. Both gains resulted from the settlement of debts primarily related to services provided to the Company during its development stage.

   BENEFIT FROM INCOME TAXES. For the six months ended March 31, 1996, the Company recorded an increase to its net deferred tax asset of $441,000 for a total of $1.2 million and a benefit from deferred income taxes of $441,000. During the six months ended March 31, 1996, management determined that the net operating loss carryforward was more likely than not to be used in the near future due to the future taxable income to be generated by the Company's southern Texas facilities acquired on December 11, 1995. For the six months ended March 31, 1996 the operating loss generated an increase to the net operating loss carryforward in the amount of $387,000 for a total of approximately $8.2 million available through 2010. No benefit from deferred income taxes was recognized for the six months ended March 31, 1995.

   NET INCOME. For the six months ended March 31, 1996, the Company had net income of $98,000, or $.01 per share, compared to net income of $907,000, or $.26 per share, for the six months ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

    As the Company's business has grown, overall cash requirements for internal growth and acquisitions have been met through a combination of private placements of debt and equity securities, equipment and receivables financing and cash flow from operations. From inception through March 31, 1996, the Company raised $2.5 million through the sale of securities issued by subsidiary companies and $10.9 million through the sale of stock in the Company. Through March 1995, the Company was also funded in part by $887,000 of borrowings from First Dominion Holdings, Inc., a company controlled by the Company's Chairman and Chief Executive Officer ("First Dominion"), all of which has been repaid. At March 31, 1996, the Company had $7.3 million of debt outstanding, of which $4.8 million is due in the next twelve months.

    Prior to the acquisition of its Nevada facility, the Company generated operating losses and negative operating cash flow. As a result, the Company experienced significant shortages of working capital to fund its day-to-day operations. The shortages of working capital and insufficient cash flow from time to time prevented the Company from making payments necessary to meet its obligations. As a result, the Company has been subject to legal claims for collection of past due amounts, the majority of which arose from services performed for the Company during its development stage. During the year ended September 30, 1994, the Company was successful in settling a number of these legal claims. The Company subsequently negotiated with all of its remaining vendors and all outstanding claims were settled as of September 30, 1995.

    On May 11, 1994, the Company acquired its Nevada facility by purchasing all of the outstanding common stock of Nevada Recycling, Inc. ("NRI"). As restructured, the purchase price for the Nevada facility consisted of debt of $5.0 million and the issuance of 13,000 shares of the Company's Series A Convertible Preferred Stock valued at $1.3 million. In addition, the Company issued to the sellers a warrant to acquire up to 20,000 shares of Common Stock at an exercise price of $1.25 per share.

    On June 30, 1995, the Company acquired its 20% interest in a Georgia metals recycling facility through its investment in the Loef Company ("Loef"). This investment has been valued at $277,000, the amount of costs incurred by the Company in pursuing its acquisition of Loef. The Company's ownership interest in Loef may be reduced to 15% if the Company fails to invest an additional $200,000 in Loef by June 30, 1996.

    On December 11, 1995, the Company acquired its southern Texas facilities by acquiring substantially all of the assets of Anglo Metals, Inc., d/b/a
Anglo Iron & Metal, for $4.2 million. The purchase price was paid as follows: (i) $279,000 cash; (ii) $1.8 million of secured equipment financing bearing interest at approximately 12% and payable in 60 consecutive monthly installments of $41,000; (iii) a $446,000 secured promissory note bearing interest at 8% and payable in 60 consecutive monthly installments of $9,000;
(iv) a $750,000 unsecured promissory note and non-compete agreement payable in 72 consecutive monthly installments of $10,416 and (v) 227,693 shares of the Company's Common Stock valued at $925,000. In addition, the Company acquired $1.9 million of ferrous and non-ferrous inventory which is to be paid in eight equal monthly installments of $233,000 beginning in February 1996.

    For the six months ended March 31, 1996, net cash used by operations was $700,000. This use of cash was primarily the result of the net income of $98,000 and the depreciation and amortization of $479,000 less the change of deferred income tax of $441,000. In addition, increases in accounts receivable, inventory, prepaid expenses, and the current assets amount to $1,643,000 offset by an increase in accounts payable and accrued liabilities of $807,000. Inventories and accounts receivable increased primarily because of the acquisition of the Company's southern Texas facilities on December 11, 1995.

    For the six months ended March 31, 1996, the Company used net cash in investing activities of $1,026,000 compared to $464,000 for the six months ended March 31, 1995. This increase reflects $302,000 in additions to equipment, $200,000 paid in connection with the purchase of the southern Texas facilities in December 1995, and $604,000 paid for acquisition costs and goodwill.

    The Company had a positive net worth of approximately $10.9 million as of March 31, 1996, compared to $6.5 million at September 30, 1995. This improvement in net worth is due to the issuance of common stock during the quarter ended March 31, 1996, which raised $2.3 million, the conversion of $1.1 million of bridge loan debt to equity, and the issuance of $925,000 of common stock for the acquisition of the southern Texas facilities.

    Working capital as of March 31, 1996 was a negative $395,000 as compared with a positive working capital of $376,000 as of March 31, 1995. Certain of the debt used to finance the acquisitions are coming due within the next year. This included $1.8 million of notes payable for the Nevada acquisition and $1.5 million of notes payable for the purchase of inventory for the southern Texas facilities.

    The planned capital expenditures over the next 12 to 24 months for the Company's existing facilities are estimated to be $2.0 million. Included in this amount are capital improvements for the Company's shredders and materials handling equipment designed to increase capacity and improve operating efficiencies.

INFLATION AND PREVAILING ECONOMIC CONDITIONS. To date, inflation has not had a significant impact on the Company's operations. The Company believes it should be able to implement price increases sufficient to offset most raw material cost increases resulting from inflation, although there may be some lag time between the purchase cost and sales price increases and competitive factors may require the Company to absorb at least a portion of these cost increases. Management believes that a sustained economic slowdown would negatively impact the operations and financial performance of the Company.

SEASONALITY. The Company believes that its operations could be adversely affected by protracted periods of inclement weather which could reduce the volume of material processed at its facilities. In addition, periodic maintenance shutdowns by the Company's customers could temporarily have an adverse impact on the Company's operations.

NEW ACCOUNTING PRONOUNCEMENTS. The Financial Accounting Standards Board has recently issued SFAS No. 121, "Accounting for the Impairment of Long-lived Assets" and SFAS No. 123, "Accounting for Stock Based Compensation". SFAS No. 121 requires that long-lived assets and certain unidentifiable intangibles be reported at the lower of the carrying amount or their estimated recoverable amount. The adoption of SFAS NO. 121 by the Company is not expected to have a material impact on the Company's financial statements. SFAS No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then SFAS No. 123 requires pro forma disclosure of net income and earnings per share as if the fair value based method had been adopted. The Company has not yet determined how SFAS No. 123 will be implemented or its impact on the financial statements. Both SFAS No. 121 and SFAS No. 123 are effective for fiscal years beginning after December 15, 1995.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


    The Company is not currently a party to any material litigation and is not aware of any threatened litigation that could have a material adverse effect on the Company's business, operating results or financial condition.

ITEM 2. CHANGES IN SECURITIES

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:

    None

REPORTS ON FORM 8-K:

    An 8-K dated March 30, 1996, describing the appointment on March 25, 1996 of BDO Seidmen, LLP as the Company's principal independent public accountants, as amended on form 8-K/A on April 12, 1996.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: May 23, 1996                   By: /s/ THOMAS J. WIENS
                                         ------------------------------------
                                         Thomas J. Wiens, President &
                                         Chief Executive Officer


Date: May 23, 1996                   By: /s/ JEROME B. MISUKANIS
                                         ------------------------------------
                                         Jerome B. Misukanis, Chief
                                         Financial Officer