Form 10-K/A
period 1995-09-30
RECYCLING INDUSTRIES INC
filed 1996-07-15
CIK 769879

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-K/A

     x             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---               OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 1995

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
    ---              OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NUMBER. 0-20179

                              RECYCLING INDUSTRIES, INC.
                ------------------------------------------------------
                (Exact Name of Registrant as Specified in its Charter)

                                       COLORADO
                ------------------------------------------------------
            (State or Other Jurisdiction of Incorporation or Organization)

                                      84-1103445
                        -------------------------------------
                       (I.R.S. Employer Identification Number)

     384 INVERNESS DRIVE SOUTH, SUITE 211
                    ENGLEWOOD, CO                                 80112
  ----------------------------------------------                ---------
 (Mailing Address of Principal Executive Offices)               (Zip Code)

          Registrant's Telephone Number, Including Area Code: (303) 790-7372

           Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act: COMMON STOCK, $.001 PAR VALUE

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and, (2) has been subject to such filing requirements for the past 90 days.
               (1) Yes  X       No             (2) Yes  X   No
                       ---         ---                 ---     ---

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [ ]

          The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $16,899,106. This calculation is based upon the average bid and asked prices of the stock on December 31, 1995 of $3.25, and the number of shares held by non-affiliates, which was 5,199,725 shares on December 31, 1995.

The number of shares of the Registrant's $.001 par value common stock that was outstanding as of December 31, 1995 was 8,635,478.

                      Documents Incorporated by Reference : None

                                  TABLE OF CONTENTS

PART I                                                               PAGE

     Item   1.   Business                                               3
     Item   2.   Description of Property                               23
     Item   3.   Legal Proceedings                                     23
     Item   4.   Submission of Matters to a
                 Vote of Security Holders                              24

PART II

     Item   5.   Market for Registrant's Common Equity
                 and Related Stockholder Matters                       25
     Item   6.   Selected Financial Data                               25
     Item   7.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations         26
     Item   8.   Financial Statements and
                 Supplementary Data -- Independent
                 Auditor's Report                                   Fl thru F47
     Item   9.   Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                40

PART III

     Item  10.   Directors and Executive Officers of the
                 Registrant                                            40
     Item  11.   Executive Compensation                                42
     Item  12.   Security Ownership of Certain Beneficial
                 Owners and Management                                 43
     Item  13.   Certain Relationships and Related Transactions        45

PART IV

     Item  14.   Exhibits, Financial Statement Schedules and           47
                 Reports on Form 8-K

     Signature                                                         52

                                        PART I


Item I - Business

         Recycling Industries, Inc. ("RII" or the "Company"), headquartered in Englewood, Colorado, is a recycling and environmental technology company, focusing on three areas: (i) the operation of companies involved in the metal and paper recycling industries ("Metals Recycling"); (ii) the development and utilization of technology for the recycling and composting of municipal solid waste (the "MSW Technology"); and (iii) research and development related to new technologies that complement the Metals Recycling operations and the MSW Technology ("Developmental Technology"). Each of these areas of business are discussed below.

METALS RECYCLING

          The Company, through its wholly-owned subsidiary, Nevada Recycling, Inc. ("NRI") and its 20% ownership in The Loef Company ("Loef"), is a fully integrated metals and, to a lesser extent, paper recycler. In addition, the Company is actively pursuing additional acquisitions in the metals recycling industry. Metals recyclers purchase ferrous and non-ferrous scrap metal from a variety of sources, sort the purchased scrap according to the grade and quality of the metal, process the scrap by shredding or other methods to reduce and sell the processed scrap metal ("prepared scrap") to its customers. The metals recycling industry utilizes established non-patented technology for processing scrap materials and is not subject to significant seasonal fluctuations.

          On December 11, 1995, the Company's wholly-owned subsidiary, Recycling Industries of Texas, Inc. ("RITI") acquired substantially all of the assets of Anglo Metal, Inc. d/b/a Anglo Iron & Metal, a metals recycler with operations in Brownsville, Harlingen, McAllen and San Juan, Texas. RITI's principal markets are the southern United States and Northern Mexico. See "Acquisition of Anglo Iron & Metal."

SHREDDING OPERATIONS

          The most significant portion of the metals recycling business involves the operation of heavy-duty automotive shredders which are capable of shredding an entire automobile into fist-sized pieces of metal within 45 seconds (the "Shredder"). There are approximately 180 shredders in operation throughout the United States. Through the operation of the shredder, ferrous and non-ferrous items such as automobiles, appliances and vending machines are shredded into various size pieces according to the customer specifications and market demand. After shredding, the processed scrap is separated into ferrous and non-ferrous metals and non-metallic items. The ferrous prepared scrap is sold to regional steel mini-mills. The non-ferrous prepared scrap is recovered as a mixture of aluminum, zinc die-cast, stainless steel and copper and is sold to processors who separate the mixture into constituent metals for resale. The non-metallic portion of the shredded materials ("Auto Shredder Residue") is either disposed off site or as daily cover at a local landfill. The Company currently is developing technology to turn Auto Shredder Residue into saleable products. See "Developmental Technology."

Non-Shredder Operations

          Many non-ferrous metals, such as copper, brass, aluminum, stainless steel, lead batteries, zinc die-cast, insulated wire (aluminum and copper) and specialty items are received in a form that is not capable of being processed through the shredder. Instead, these items are prepared for resale through a variety of methods including sorting, shearing, torching, baling and wire stripping. Some items require a combination of these processes whereas others require only one technique. Prepared non-ferrous items are either sold in their separated form or baled into low density bales in accordance with the customers specifications.

          Certain purchased ferrous scrap items are too large or heavy to introduce into the shredder. These items are prepared by either torching or shearing into smaller sized pieces according to customer specifications. The torching is accomplished with trained personnel utilizing underground piped oxygen and acetylene to the torching stations. The hand torching requires extensive training in safety and cutting techniques in order to maintain efficient production rates and a safe environment. Certain of these items are more efficiently prepared by shearing, generally into pieces with a maximum dimension of 18 inches wide by 36 inches long in accordance with customer specifications.

THE FERROUS SCRAP MARKET

          Prepared ferrous materials are the primary feed material for electric arc furnaces ("EAF's") utilized by most of the "mini-mill" steel producers in the United States, such as Nucor and Birmingham Steel Corp. All prepared ferrous materials are handled at the Company's facilities by electromagnets. Prepared ferrous materials are shipped by rail or truck to the customer. Currently the Company ships approximately 30% of the ferrous materials by truck and the balance is shipped by railroad car.

          The price for prepared ferrous scrap has increased significantly in the past several years from $80 per ton in 1992 to over $140 per ton during 1995. This increased price is due to the sharp increase in the number of EAF operations which require the high grade prepared steel scrap sold by the Company as their primary source of raw material. Forecasters predict a significant number of new domestic EAF's being built in the near future, further increasing the demand for prepared steel scrap.

          Due to the historically low prices for prepared steel scrap, EAF mini-mills have traditionally enjoyed a production cost advantage over integrated steel producers operating blast furnaces whose primary raw material is coke and pig iron. The increases in prepared scrap prices have, however, eroded much of the EAF's production cost advantage. As a result, many EAF operators are looking toward alternatives to prepared steel scrap, such as pre-reduced iron pellets. Industry forecasts, however, predict rising demand for prepared steel scrap over the next several years and possible prepared scrap shortages. Any decrease in domestic steel production, however, may have an adverse impact on the market price for prepared steel scrap.

          For the year ended September 30, 1995, three of the Company's customers accounted for approximately 25%, 21% and 19% of the Company's revenues. The loss of any one of these customers could have a material adverse effect on the Company's business.

THE NON-FERROUS SCRAP MARKET

          The non-ferrous scrap market is more diverse than the ferrous market. The much higher intrinsic values of the non-ferrous metals allow the material to be freighted over long distances, both domestically and internationally, thereby creating a worldwide market for non-ferrous scrap. The primary consumers of non-ferrous metals are either domestic secondary smelters or foreign secondary smelters. The non-ferrous category comprises items such as copper, aluminum, brass, stainless steel, high temperature alloys and other exotic metals. The Company primarily processes copper, aluminum, brass and stainless steel non-ferrous scrap.

          Prices on the non-ferrous scrap markets change daily because of the ability to hedge any purchase or sale on the Comex or London Metal Exchange. These two spot and futures markets set the pricing each day for the range of prices for each type of non-ferrous metal. Some purchases and sales are made on a formula basis utilizing these markets, e.g., Comex Spot Wirebar - $.32/lb to sell a copper grade of material. However, the Company does not participate in the non-ferrous futures markets and, instead, sells its non-ferrous processed scrap at the spot price.

          All sales of materials to domestic or foreign smelters require at least truckload quantities (40,000 lbs) of a single grade. The trading at these quantities allows the owner of material to test both the foreign and domestic markets. The next level of marketing is in "mixed load" quantities of the same material but different grades, e.g., 40,000 lbs of aluminum consisting of extrusions, sheet, cast and mlc clips. A load such as this will be of interest to some selected domestic aluminum smelters and to many domestic non-ferrous broker/dealers. The foreign market does not buy the "mixed load." The next level of marketing is the "mixed load" of dissimilar metals, e.g., 15,000 lbs of copper, 10,000 lbs of aluminum and 15,000 lbs of brass. The only market for this type of load is the domestic non-ferrous broker/dealer. The function of the broker/dealer is to consolidate the mixed loads into straight loads, by grade, and market them to the highest bidder. The Company is marketing all three load types described above. The Company, however, is increasing its ability to process high volumes of non-ferrous materials in order to achieve higher sales in single grade category.

          The prices for non-ferrous metals have increased significantly since the low point 1990. Aluminum prices more than doubled to nearly $1.50/lb during 1994 for prime grades but receded to $.75 to S.80/lb for the prime grades. Copper also increased to $1.25 to $1.35/lb for #1 copper scrap and have maintained that level. All brass prices have increased due to the rise in copper, zinc and tin values. The outlook is for prices to remain steady or increase based on the domestic and foreign economies growing at normal rates. The foreign demand for metals has increased lately due to the growth and recovery of Pacific Rim economies.

          The only substitute for scrap non-ferrous materials is virgin material from ore. Generally, high demand for finished non-ferrous metals results in an increased and sustained demand for non-ferrous scrap due to the high cost and long-lead time necessary to construct new non-ferrous smelting capacity. Generally, non-ferrous scrap trades at prices competitive with materials made from ore and, during times of high demand, non-ferrous scrap will trade at a premium due to the significant savings in power, pollutants and labor in utilizing non-ferrous scrap as raw material compared to virgin material from ore.

SOURCE AND AVAILABILITY OF RAW MATERIALS

          Raw scrap metal is purchased by the ton from local sources, including industrial plants, auto wreckers, demolition sites, military bases and individual collectors. Typically the Company's raw materials are acquired in the form of industrial waste steel, automobiles, structural steel from demolition sites, appliances and other goods fabricated from steel and other metals. The radius of the Company's supply area is approximately 100 miles from each facility. The Company operates its own fleet of heavy trucks which collect most of the purchased scrap materials from industrial sources and auto wreckers.

          Industrial and governmental sources of supply are pursuant to long term contracts obtained through competitive bidding. Retail sources of supply are paid spot prices for their obsolete items at the Company's facilities. The Company employs a full time buyer at NRI to manage existing and secure new industrial and governmental supply accounts.

          The availability of raw materials is dependent upon the local economy, the level of demolition activity and the ability to secure long-term supply contracts with local industrial and governmental sources and automobile wreckers. The Company has established relationships with each of these sources of supply.

          In purchasing raw materials, the Company inspects and rejects items that are or contain hazardous materials, such as PCB's and automobile batteries, although there can be no assurance that all hazardous materials contained in the Company's raw materials will be discovered and rejected upon inspection.

PAPER OPERATIONS AND MARKET

          The Company's paper recycling operations primarily acquire waste paper products through industrial accounts where roll-off boxes are placed to collect waste materials. The primary grades of waste paper include corrugated cardboard, newspaper, blank newspaper, hard white, white ledger, computer paper and rolls. The Company sorts waste paper products by grade and removes all "off grade" material and foreign materials. The sorted product is weighed and tagged and sold to domestic paper mills and some foreign paper brokers. Waste paper products are primarily shipped by truck to their destination.

DEVELOPMENTAL TECHNOLOGY

          The Company is involved in the research and development of supplemental and complementary technologies which may derive benefit from, or feed into, its existing operations and recycling technology. Development of such technologies can give the Company increased profits by creating uses for recyclable components end-products, and materials that are generally considered to be waste products.

ASR TECHNOLOGY

          The Company is pursuing the development of technology for the conversion of Auto Shredder Residue ("ASR") to a marketable product. A laboratory scale plant has been constructed and marketable products have been produced. This process has not yet been applied to commercial scale production pending further refinement and process engineering of the procedure, location of an appropriate site for development and research and development financing. The Company currently is seeking industry partners to assist in providing the estimated $800,000 to build a demonstration scale plant to prove the viability of the ASR technology. The Company also is exploring the possibility of setting up a separate research and development corporation or partnership in which to raise outside equity for this development of ASR technology. As financing becomes available, the Company is continuing the development of new technologies related to new ways to make products out of waste materials.

MSW TECHNOLOGY

          The Company's patented MSW Technology uses mechanical, manual and natural organic processes to convert municipal solid waste ("MSW") and treated sewage sludge into recyclable materials and compost. This entire process is designed to occur within an enclosed facility, utilizing a "no burn" process, which the Company believes to be more environmentally sound than either landfilling or incineration of non-hazardous waste. The Company licenses the MSW Technology from FDH who received its first patents for the recycling and composting of MSW in 1989. Since that time, FDH has three major patents and has nearly 200 different patent claims for recycling. The patent lives extend through the year 2010.

          The Company holds the exclusive license on proprietary technologies for the separation of a waste stream into its recyclable components, manufacture of new products using composite materials involving primarily recycled plastic and paper, and the conversion of waste materials into new products. Certain of these technologies are being developed by the Company and are further discussed above under "Developmental Technology."

          Since 1993 the Company has been unable to expend significant amounts toward permitting or construction of an operating MSW facility. The Company, however, continues to be interested in securing locations to construct a MSW facility utilizing the MSW Technology. Current projections indicate that the cost of constructing an operating MSW facility ranges from $15 million to $35 million, depending upon certain factors including land cost, rated plant capacity required to meet waste stream recycling needs, and other site-specific factors.

          To raise the necessary financing to construct and operate a MSW facility, the Company is seeking joint venture partners and negotiating licensing agreements with various entities for implementation of the MSW Technology in the United States and internationally. Pursuant to these efforts, in March 1995, the Company entered into an irrevocable non-exclusive licensing agreement with ERSS to permit use of the MSW Technology and sublicensing of the MSW Technology as it relates to the operation of a facility utilizing the MSW Technology in the Caribbean. Under the terms of the license agreement, the Company is to receive a license fee of $250,000 for each operational facility utilizing the MSW Technology and a royalty of 1.5% of the after tax earnings of each such facility. In April 1994, the Company sold its remaining ownership interest in ERSS, in a transaction unrelated to the MSW Technology license agreement discussed above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Sale of Interest in Operating Company."

ACQUISITIONS

     The Company's growth is dependent upon future acquisitions in the metals recycling industry. The first of these acquisitions, the purchase of NRI, was completed in May 1994 and restructured in December 1994. See "Restructuring of the Acquisition of Nevada Recycling, Inc.," below. In December 1994, in connection with the restructuring of the NRI acquisition, the Company acquired Metal Recovery, Inc. ("MRI") which is through a limited partnership interest, is pursuing metals recycling opportunities in the Middle East and Africa. See "Acquisition of Metal Recovery, Inc.," below. In June 1995, the Company acquired a 20% interest in The Loef Company ("Loef") a metals recycler located in Athens, Georgia. See "Acquisition of a 20% Interest in The Loef Company," below. In December 1995, the Company acquired substantially all of the assets and the business of Anglo Metal, Inc. d/b/a Anglo Iron & Metal, a metal recycler with operations in Brownsville, Harlingen, McAllen and San Juan, Texas. See "Acquisition of Anglo Iron & Metal."

RESTRUCTURING OF THE ACQUISITION OF NEVADA RECYCLING, INC.

          On May 10, 1994, the Company acquired all of the outstanding common stock of NRI (the "NRI Acquisition"), a wholly-owned subsidiary of Nevada Recycling Corporation ("Nevada Recycling"), an unrelated entity. Pursuant to various agreements (the "Restructuring Agreements"), the terms of the NRI Acquisition were substantially revised on December 30, 1994 (the "Restructuring").

     At the time of the NRI Acquisition in May 1994, the Company believed that it was an attractive investment opportunity and, as such, would be able to arrange for the satisfaction of certain conditions giving Nevada Recycling the right to reacquire NRI (the "Reacquisition Conditions") on or before December 27, 1994. To satisfy the Reacquisition Conditions, the Company began seeking additional equity investors and took the following additional actions: (i) the Company completed the acquisition of Metal Recovery, Inc., discussed below, which would provide approximately $1,200,000 of the funds necessary to meet the Reacquisition Conditions; (ii) the Company was negotiating the final terms of a private placement of its securities in order to provide the balance of the funds necessary to meet the Reacquisition Conditions (not provided through the acquisition of MRI); and (iii) the Company began taking steps to improve its operating cash flow. By December 27, 1994, however, the negotiations for the Company's private placement had not been completed.

          Because of the substantial steps, described above, that had been taken to satisfy the Reacquisition Conditions, on December 30, 1994 Nevada Recycling agreed to restructure the terms of the NRI Acquisition (the "Restructuring"). The Restructuring Agreements provide for the satisfaction of the Reacquisition Conditions and for the termination, amendment, and restructuring of certain terms of the Acquisition and the Initial Land Contract. Under the Restructuring Agreements, in exchange for Nevada Recycling's returning to the Company 25,000 Series A Shares and waiving the Reacquisition Right, the Company agreed to pay Nevada Recycling $2,300,000, evidenced by a $300,000 promissory note due, without interest, on February 28, 1995 (the "$300,000 Note") and a $2,000,000 installment note bearing interest at 10% per annum, payable in 22 consecutive monthly payments of principal and interest commencing on March 31, 1995, with the remaining principal balance of $1,675,722 due on January 10, 1997 (the "Installment Note"). Repayment of both the $300,000 Note and the Installment
Note is unconditionally guaranteed by
 the Company and NRI. The Company also agreed to pay $637,052 of the Assumed Debt on or before February 28, 1995.

          The Restructuring Agreements also amended the Initial Land Contract. Under the revised Real Estate Installment Sales Agreement (the "Revised Land Contract"), the Company agreed to pay Nevada Recycling $2,060,000 for the real property used by NRI, $20,000, plus accrued interest, of which was paid on December 31, 1994, January 31, 1995 and February 28, 1995, along with an additional $1,700,000 paid on February 28, 1995. The balance of $300,000 is payable in 22 consecutive monthly payments of principal and interest commencing on March 31, 1995, with interest at 10% per annum, with the remaining principal balance of $250,672 due on January 10, 1997. As of the date hereof, the Company has made all payments required under the Revised Land Contract.

          As further inducement to Nevada Recycling to enter into the Restructuring Agreements, the Company issued to Nevada Recycling a warrant to acquire 20,000 shares of the Common Stock for $1.25 per share, exercisable until December 31, 2004 (the "NRC Warrant").

          Upon the Company's payment of (1) the $300,000 Note in full, (2) $1,700,000 of the amount due under the Revised Land Contract, and (3) $637,052 of the Assumed Debt (collectively, the "February 28, 1995 Obligations"), Nevada Recycling satisfied all remaining obligations under the Equipment Debt and the Assumed Debt such that the real property and equipment of NRI is free and clear of all liens and encumbrances related to the Equipment Debt, the Assumed Debt, and any cross-collateralization obligations of Nevada Recycling unrelated to the assets or operations of NRI. The real property and equipment of NRI would continue to be encumbered by the Installment Note and the Revised Land Contract. See - "Transactions Occurring on February 28, 1995 Related to the NRI Acquisition and the MRI Acquisition."

          As part of the Restructuring Agreements, the Company granted to Nevada Recycling the option to repurchase NRI and the real property subject to the Revised Land Contract (the "Repurchase Right") if, on or before February 28, 1995, the Company failed to satisfy the February 28, 1995 Obligations. The Repurchase Right was also exercisable upon breach of certain covenants of the Restructuring Agreements and immediately, without notice, upon an event of insolvency. On December 30, 1994, the Company believed it would be able to fully satisfy the February 28, 1995 Obligations due to the completion of the Metal Recovery Acquisition, which would provide approximately $1,200,000 of the funds necessary to meet these obligations, and through the completion of the Private Placement, the final terms of which were being negotiated as of December 27, 1994. As discussed below under "Transactions Occurring on February 28, 1995, Related to the NRI Acquisition and the MRI Acquisition".

ACQUISITION OF METAL RECOVERY, INC.

          As of December 30, 1994, the Company acquired Metal Recovery, Inc. ("MRI"), a privately held Delaware corporation, whose sole asset was a 99% limited partnership interest in Sierra Holdings, L.P., a Delaware limited partnership ("Sierra Holdings"). Sierra Holdings is a holding partnership which owned a 19.6% limited partnership interest in Military Scrap, LP. ("Military Scrap"), a Delaware limited partnership formed to engage in ferrous and non-ferrous scrap metal recovery from military equipment and hardware in the Middle East and on the African Continent, excluding the Republic of South Africa. As a result of the dissolution of Sierra Holdings on February 28, 1995 and other related transactions discussed below, as of the date hereof, MRI directly owns a 12% limited partnership in Military Scrap. MRI does not anticipate receiving any cash distributions from Military Scrap until such time as its proposed business generates profits, of which there can be no assurance. As of the date hereof, Military Scrap has not engaged in any operations and is in the process of locating and identifying supplies of ferrous and non-ferrous scrap metal and military hardware for use in its proposed business. Accordingly, Military Scrap's proposed operations have not generated any profits. In addition to its proposed business, Military Scrap holds an investment in an operating company; however, MRI is not entitled to any of the income from that investment.

          The Company acquired MRI from MRI's three individual shareholders, Ralph Paglieri, Scott Fischer and Peter Lukesch (the "ACI Principals") who own the 1% general partnership interest in Sierra Holdings and control Sierra Holdings, Inc., the general partner of Sierra Holdings and ACI Recovery, Inc., the general partner of Military Scrap ("ACI"). The terms of the MRI acquisition were determined through arm's length negotiations with the ACI Principals.
Prior to February 28, 1995, the ACI Principals, ACI, MRI, Sierra Holdings and Military Scrap were unaffiliated with the Company or any of its subsidiaries.
On February 28, 1995, Ralph Paglieri was appointed to the Board of Directors of NR Holdings, NRI and MRI.

          The purchase price for MRI included 120,000 shares of the Company's restricted Common Stock valued at $1,200,000, the amount of funds provided through MRI in satisfaction of the February 28, 1995 Obligations ($1,170,000), discussed below, and for working capital purposes ($30,000), and additional shares of Common Stock issuable under certain circumstances based upon the value of cash distributions, if any, received from Military Scrap (the "Contingency Share Obligation") (collectively, the "RI Equity Securities"). The Company has reserved 800,000 shares of its common stock for issuance pursuant to the Contingency Share Obligation. The Company (through its chairman, Thomas J. Wiens) has agreed to assist the ACI Principals in liquidating the 120,000 shares of restricted Common Stock and 13,000 shares of the Company's Series A Convertible Preferred Stock (collectively the "ACI Shares") for at least $2.4 million on or before September 30, 1996 (the "RI Securities Sale Obligation"). The ACI Principals acquired the 13,000 Series A Shares directly from Nevada Recycling, in a private transaction not involving the Company.

          The RI Securities Sale Obligation requires the Company's Chairman and Chief Executive Officer to arrange for the sale of the ACI Shares to a third party, such that the ACI Principals will receive $2.4 million, net of any selling expenses, by September 30, 1996. This obligation is assignable by the Company's Chairman and Chief Executive Officer to the Company. Such a sale may be effected by including the ACI Shares in a registration statement filed under the Securities Act.

          In connection with the providing funds to satisfy a portion of the February 28, 1995 obligation, at the request of Nevada Recycling and the ACI Principals under the terms of the Restructuring Agreements, on February 28, 1995 the Company transferred 7.4% of MRI's net 19.4% interest in Military Scrap to Nevada Recycling, and the ACI Principals caused Military Scrap to redeem this interest for $1,170,000 in partial satisfaction of the February 28, 1995 Obligations. As discussed below under "Transactions Occurring on February 28, 1995 Related to the NRI Acquisition and the MRI Acquisition" the balance of the February 28, 1995 Obligations were funded through the Private Placement and through the operating cash flow of NRI.

TRANSACTIONS OCCURRING ON FEBRUARY 28, 1995 RELATED TO THE NRI ACQUISITION AND THE MRI ACQUISITION

          On February 28, 1995, the Company satisfied in full the February 28, 1995 Obligations. Of the $2,637,053 required, $1,170,000 came from the Company's acquisition of MRI; $1,018,216 from the initial closing of the private placement of the Company's securities which occurred on February 28, 1995 (the "Private Placement"); and the balance of $448,837 from the operating cash flow of NRI.

          Upon satisfaction of the February 28, 1995 Obligations, the NRI Repurchase Right terminated unexercised and Nevada Recycling satisfied all remaining obligations under the Equipment Debt and the Assumed Debt such that the real property and equipment of NRI became free and clear of all liens and encumbrances related to the Equipment Debt, the Assumed Debt and any cross-collateralization obligations of Nevada Recycling unrelated to the assets or operations of NRI.

          In connection with the Restructuring, and at the request of Nevada Recycling and the ACI Principals under the terms of the NRI Restructuring, on February 28, 1995 the Company transferred 7.4% of MRI's net 19.4% interest in Military Scrap to Nevada Recycling, and the ACI Principals caused Military Scrap to redeem this interest for $1,170,000 in partial satisfaction of the February 28, 1995 Obligations.

          For purposes of securing the $1,170,000 redemption amount, plus the additional $30,000 advanced to the Company prior to February 28, 1995, under the terms of the ACI Option, discussed below, this amount will be treated as a loan from Sierra Holdings to the Company (the "Sierra Loan"). See "Sierra Loan," below.

SIERRA LOAN

          In a transaction that has no impact on the Company from a consolidated basis, at the request of the ACI Principals to provide security for the $1,170,000 redemption amount, discussed above, plus the additional $30,000 advanced to the Company prior to February 28, 1995, this entire amount ($1,200,000) is treated as a loan from Sierra Holdings to the Company (the "Sierra Loan"). The Sierra Loan bears interest at 8% per annum with quarterly interest only payments commencing on March 31, 1995 and continuing until maturity. The principal balance of the Sierra Note is due on February 28, 1998. Upon exercise of the ACI Option, discussed below, the ACI Principals have agreed to immediately cancel the Sierra Loan. On February 28, 1995, Sierra Holdings was terminated by agreement between its limited and general partners. Under the terms of the termination agreement, the Sierra Loan and a 12% interest in Military Scrap were distributed to MRI. The remaining .2% interest in Military Scrap was distributed to Sierra Holdings, Inc., the general partner of Sierra Holdings.

     Because MRI is a wholly-owned subsidiary of the Company, the Sierra Loan (distributed to MRI upon termination of Sierra Holdings) has no impact on, and is not reflected in, the Company's consolidated financial statements and interest payments under the Sierra Loan will not have an impact on the Company's consolidated cash flow.

OPTION TO ACQUIRE ALL OF THE STOCK OF NRI AND MRI

          By providing the $1,170,000 in partial satisfaction of the February 28, 1995 Obligations, as discussed above, the ACI Principals have the option of exchanging the RI Equity Securities and the Series A Shares for all of the Company's assets (the "ACI Option"), if the Company: (i) defaults under the terms of the Installment Note, (ii) fails to meet the RI Securities Sale Obligation, (iii) defaults in its other obligations under the various agreements related to the acquisition of MRI or the Restructuring. (collectively the "Triggering Events"). The ACI Option is exercisable upon delivery of the RI Equity Securities and the 13,000 Series A Shares. In addition, until the Company meets the RI Securities Sale Obligation, the Company is subject to the Operating Restrictions discussed below.

          As discussed above under "Restructuring of the Acquisition of Nevada Recycling, Inc.," the Installment Note is secured by all of the assets of NRI, which, as of the date hereof, represent the Company's primary source of cash flow. Through the sale of MRI, the ACI Principals have invested $1.2 million in the Company which, as discussed above, was used to satisfy certain of the February 28, 1995 obligations due to Nevada Recycling. To provide the ACI Principals with some security on their investment, a Triggering Event for the ACI Option is an event of default under the Installment Note. The rights of the ACI Principals and Nevada Recycling upon the simultaneous default under the Installment Note and exercise of the ACI Option are the subject of a separate agreement between the ACI Principals and Nevada Recycling, to which the Company is not a party and has no knowledge of its terms. The Company has, however, received a waiver from the ACI Principals and Nevada Recycling that performance of its obligations under the various agreements related to the NRI and MRI Acquisitions and the NRI Restructuring is not an event of default thereunder or a Triggering Event under the ACI Option.

          The terms of the ACI Option were determined through arm's length negotiations with the ACI Principals. Because the acquisition of MRI and the related granting of the ACI Option resulted in the Company receiving $1,170,000 to satisfy the February 28, 1995 Obligations, thereby terminating the Reacquisition Right of Nevada Recycling, the Board of Directors believes that these transactions were in the best interests of the Company's shareholders. If the Company had not entered into the NRI Acquisition, the NRI Restructuring or the MRI Acquisition, the Company would still be in the development stage and would have a negative net worth.

IMPACT OF THE EXERCISE OF THE ACI OPTION

          If the ACI Option is exercised due to the occurrence of a Triggering Event, the Company will no longer own any shares in NRI or MRI. As of the date of this report, these shares constitute substantially all of the assets of the Company and NRI has been the sole source of the Company's revenues and operating cash flow. Accordingly, exercise of the ACI Option will have a substantial adverse impact on the Company's operations and may adversely impact the market price of the Company's common stock.

          As of September 30, 1995, assuming that the ACI Option could have been and was exercised, the Company would have received its own equity securities valued at $2,512,000 (comprised of 120,000 shares of restricted common stock valued at $1.2 million and 13,000 Series A Shares valued at $1,312,000) and would have transferred to the ACI Principals all of the common stock of NRI and MRI with a net value, based upon the combined net worth of MRI and NRI at September 30, 1995, of $9,370,000. The detailed financial impact of the exercise of the ACI Option is reflected in the Unaudited Pro-Forma Consolidated Financial Information provided below.

          The Company is taking the following steps to prevent the occurrence of the Triggering Events: (i) the Company actively monitors its operations for compliance with the Operating Restrictions and the other terms of the various agreements related to the acquisition of MRI or the Restructuring Agreements;
(ii) the Company is managing the cash flow of NRI which currently is sufficient to meet the principal and interest payments under the terms of the Installment Note; and (iii) the Company and its Chairman are actively seeking persons to assist them in the satisfaction of the RI Securities Sale Obligation. In addition, the Company increased the market price of its Common Stock through a five-for-one reverse stock split, effective June 27, 1995. A variety of events outside of the Company's control, including adverse changes in the market for scrap metal and decreases in the market price of the Company's common stock, may result in the Company being unable to prevent the occurrence of a Triggering Event.

          The unaudited pro forma information set forth on the following pages is presented to show the estimated effect of the exercise of the ACI Option as if it had been consummated on September 30, 1995 for balance sheet presentation purposes and October 1, 1994 for income statement presentation purposes, subject to the assumptions and adjustments in the explanatory notes to the unaudited pro forma consolidated financial information.

                     PRO FORMA CONSOLIDATED FINANCIAL INFORMATION
                                 EXPLANATORY HEADNOTE

A) On December 30, 1994 Recycling Industries, Inc. (the Company or RII) agreed to restructure the terms of the acquisition of Nevada Recycling, Inc. (NRI) as follows:

          1) NRC has returned to RII 25,000 of the 38,000 series A convertible preferred stock.

          2) The Company has purchased from NRC its remaining right to reacquire all of the stock of NRI for $2,300,000 and the Company issued to NRC warrants to purchase 20,000 shares of the Company's common stock for $1.25 for a 10-year term. The $2,300,000 is payable by a $300,000 note due on February 28, 1995 without interest and a $2,000,000 note payable in consecutive monthly installments commencing March 31, 1995 on the basis of an eight-year amortization with interest at the rate of 10% per year, remaining principal due January 10, 1997.

          3) The Company has restructured the purchase of Land and Building for a purchase price of $2,060,000 payable $1,700,000 before February 28, 1995 with interest of $18,731 per month, $20,000 plus accrued interest payable December 31, 1994, January 31, 1995 and February 28, 1995, and $360,000 payable in consecutive monthly installments commencing March 31, 1995 on the basis of an eight-year amortization period with interest at the rate of 10% per year, remaining principal due January 10, 1997.

          4) The Company has agreed to pay $637,052 of debts totaling $2,382,447 assumed on the equipment purchased as part of the original NRI acquisition.

On February 28, 1995 the Company satisfied the above obligations totaling $2,637,000.

As a result of the restructuring agreement the Company will treat the debt of $2,300,000 as a debt to retire the 25,000 shares of preferred stock.

B) On December 30, 1994 RII acquired Metal Recovery, Inc. (MRI), a privately-held Delaware corporation whose sole asset is a 99% limited partnership interest in Sierra Holdings, LP. (Sierra Holdings), a Delaware limited partnership. Sierra Holdings is a holding partnership which owns a 19.6% limited partnership interest in Military Scrap, LP. (Military Scrap), a Delaware limited partnership engaged in the business of scrap metal recovery. RII acquired MRI from MRI's three stockholders, who also own the remaining limited partnership interests and control the general partners of Sierra Holdings and Military Scrap (the ACI Principals). The purchase price for MRI included 120,000 shares of restricted RII common stock and the right to additional shares of RII common stock (contingency shares). The contingency shares are to be issued on a pro rata basis of $1.00 worth of RII common stock for each $1.00 of cash distributions received by MRI from MS in excess of tax distributions made in amounts sufficient to pay taxes at the highest U.S. marginal corporate income tax rates until such time as the aggregate received by MRI equals or exceeds $2 million.

                     PRO FORMA CONSOLIDATED FINANCIAL INFORMATION
                           EXPLANATORY HEADNOTE (CONTINUED)

The 120,000 shares and 13,000 shares of Series A convertible preferred shares previously issued by RII, under (A) above, are called "RII Equity Securities". RII has agreed to assist the ACI Principals in liquidating the RII Equity Securities for at least $2,400,000 prior to September 30, 1996 by purchasing or arranging for the sale of these restricted securities, or can include the RII Equity Securities in a registration statement which must be sold prior to September 30, 1996, (RII Securities Sale Obligation).

The unaudited consolidated financial statements as of September 30, 1995 includes the restructure of the NRI acquisition and the acquisition of MRI.

C) In connection with the Restructuring of the Acquisition of NRI, discussed above, RII has transferred 7.4% of MRI's interest in Military Scrap to NRC. Military Scrap has redeemed this interest for $1,170,000 ($1,200,000 less $30,000 previously advanced) in partial satisfaction of the February 28, 1995 obligations.

D) In addition, RII and the ACI Principals entered into an option agreement (ACI Option) granting the ACI Principals the option to exchange the RII Equity Securities, as described under B above, for the right to reacquire MRI and acquire RII's wholly-owned subsidiary, NRI if RII:

          1)   defaults under the terms of the installment note, under (A);
          2)   fails to meet the RII Securities Sale Obligation; or
          3) if RII defaults in its other obligations under the various agreements related to the acquisition of MRI or the restructuring of the acquisition of NRI, under (A).

The ACI Option is exercisable upon delivery of the RII Equity Securities. In addition, until RII meets the RII Securities Sale Obligation, RII is subject to substantial restrictions on its ability to operate NRI and MRI.

Notes 1 through 3 to the unaudited pro forma consolidated financial statements describe in further detail the terms of the retirement of the February 28, 1995 obligations and the exercise of the ACI option and related adjustments. Following are the unaudited pro forma consolidated balance sheet and statements of operations.

                              RECYCLING INDUSTRIES, INC.
                    UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                                  SEPTEMBER 30,1995



                                                              ASSETS
                                                              ------
                                                     (Substantially Pledged)

                                                                    ACI Option
                                                     -----------------------------------
                                                                MRI              NRI             Pro Forma           Pro Forma
                                      September 30,1995     Adjustments      Adjustments        Adjustments      September 30,1995
                                      -----------------     -----------      -----------        -----------      -----------------
                                                                                                (Unaudited)       (Unaudited)
                                                                 (2)              (2)               (3)
CURRENT ASSETS:
  Cash                                   $    184,000         $    -        $    (58,000)       $      -         $    126,000
  Trade accounts receivable, net            1,026,000              -          (1,026,000)              -                  -
  Accounts receivable-related party           223,000              -                 -                 -              223,000
  Inventories                                 497,000              -            (497.000)              -                  -
  Prepaid expenses                            137,000              -            (126,000)              -                11,000
  Other                                           -                -                 -                 -                  -
                                        ------------         --------       ------------       ----------       ------------

     Total Current Assets                   2,067,000              -          (1,707,000)              -              360,000

NOTES RECEIVABLE, related party                   -                -                 -                 -                  -

INVESTMENT, at cost                           277,000              -                 -                 -              277,000

PLANT, PROPERTY AND EQUIPMENT, net          6,686,000              -          (6,675,000)              -               11,000

ENGINEERING PLANS, net                        188,000              -                 -                 -              188,000

GOODWILL, net                                 188,000              -                 -           (188,000)                -

DEFERRED INCOME TAXES, net                    800,000              -            (800,000)              -                  -

OTHER ASSETS                                   91,000              -                 -                 -               91,000
                                         ------------         --------       ------------       ----------       ------------

                                         $ 10,297,000         $    -        $ (9,182,000)       $(188,000)       $    927,000
                                         ------------         --------      -------------       ----------       ------------
                                         ------------         --------      -------------       ----------       ------------





                       SEE ACCOMPANYING NOTES TO THE PRO FORMA
                          CONSOLIDATED FINANCIAL STATEMENTS

                              RECYCLING INDUSTRIES, INC.
              UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET (Continued)
                                SEPTEMBER  30,1995  -


                                               LIABILITIES AND STOCKHOLDERS' EQUITY
                                               ------------------------------------
                                                                    ACI    Option
                                                         ---------------------------------
                                                                MRI                NRI           Pro Forma            Pro Forma
                                        September 30, 1995  Adjustments        Adjustments      Adjustments       September 30,1995
                                        ------------------  -----------      -------------      -----------       -----------------
                                                                                                (Unaudited)          (Unaudited)
                                                                (2)                (2)              (3)
CURRENT LABILITIES:
    Notes payable                       $      61,000      $       -          $       -          $     -               61,000
    Trade accounts payable                    655,000              -            (453,000)              -              202,000
    Trade accounts payable-
       related  party                          73,000              -                  -                -               73,000
    Accrued liabilities:
       Interest                                30,000              -             (81,000)              -               22,000
       Payroll and other                      107,000              -             (65,000)              -               42,000
       Income taxes payable                    86,000              -             (86,000)              -                  -
    Current portion of long-term debt-
       related  party                         218,000              -            (218,000)              -                  -
    Due to factor, related party              197,000              -            (197,000)              -                  -
    Current  portion  of  long-
       term debt                              227,000              -            (102,000)              -              125,000
    Current portion of obligation under
       capital  lease                          37,000              -             (37,000)              -                  -
                                        -------------      -----------       ------------        ---------       ------------
       Total Current Liabilities            1,691,000              -          (1,166,000)              -              525,000

LONG-TERM DEBT:
    Long-Term debt,
       not of current portion                 132,000        1,200,000        (1,332,000)              -                  -
    Long-term debt-related parties,
       net of current portion               1,979,000              -          (1,979,000)              -                  -
    Obligation under capital lease,
       net current portion                     41,000              -             (41,000)              -                   -
                                        -------------      -----------       ------------        ---------       ------------

       Total Liabilities                    3,843,000        1,200,000        (4,518,000)              -              525,000
                                        -------------      -----------       ------------        ---------         ----------
COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
    Preferred stock, no par value,
       10,000,000 shares authorized;
       Series A 13,000 shares issued and
       outstanding;                         1,312,000              -          (1,312,000)              -                  -
    Series B 300,000 shares issued and
       outstanding                            450,000              -                  -                -              450,000
    Common stock, $.001 par value,
       50,000,000 shares authorized,
       8,395,785 issued and outstanding         8,000              -                  -                -                8,000
    Additional paid-in  capital            13,120,000      (1,200,000)                -                -           11,920,000
    Accrued salary payable in equity
       security                                   -                -                  -                -                  -
    Accumulated (deficit)                  (8,436,000)             -          (3,352,000)        (188,000)       (11,976,000)
                                        -------------      -----------       ------------        ---------       ------------
       Total Stockholders' Equity           6,454,000      (1,200,000)        (4,664,000)        (188,000)            402,000
                                        -------------      -----------       ------------        ---------       ------------
                                        $  10,297.000      $       -         $(9,182,000)        (188,000)       $    927,000
                                        -------------      -----------       ------------        ---------       ------------
                                        -------------      -----------       ------------        ---------       ------------




                       SEE ACCOMPANYING NOTES TO THE PRO FORMA
                          CONSOLIDATED FINANCIAL STATEMENTS

                              RECYCLING INDUSTRIES, INC.
               UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED SEPTEMBER 30, 1995

                     -------------------------------------------


                                                                    ACI    Option
                                                         ---------------------------------
                                                                MRI                NRI           Pro Forma            Pro Forma
                                        September 30, 1995  Adjustments        Adjustments      Adjustments       September 30,1995
                                        ------------------  -----------        -----------      -----------       -----------------
                                                                                                (Unaudited)          (Unaudited)
                                                                (2)                (2)              (3)
REVENUES:

  Sales                                 $  13,812,000        $     -         $(13,775,000)       $     -         $     37,000
  Interest income                              35,000              -                  -                -               35,000
  Other income                                  6,000              -               (6,000)             -                  -
                                        -------------        ---------       ------------        ---------        -----------

     Total Revenues                        13,853,000              -          (13,781,000)             -               72,000
                                        -------------        ---------       ------------        ---------        -----------

COSTS AND EXPENSES:
  Cost of sales                            10,869,000              -          (10,840,000)             -               29,000
  Personnel costs                             744,000              -             (432,000)             -              312,000
  Professional services                       527,000              -              (42,000)             -              485,000
  Travel                                       39,000              -              (12,000)             -               27,000
  Occupancy                                    83,000              -              (32,000)             -               51,000
  Depreciation and amortization               258,000              -               (7,000)             -              251,000
  Interest                                    407,000              -             (211,000)             -              196,000
  Other general and administrative            477,000              -             (337,000)             -              140,000
  Bad debt expense                            151,000              -              541,000              -              692,000
                                        -------------        ---------       ------------        ---------        -----------

     Total Costs and Expenses              13,555,000              -          (11,372,000)             -            2,183,000
                                        -------------        ---------       ------------        ---------        -----------

INCOME (LOSS) BEFORE
EXTRAORDINARY ITEM                            298,000              -           (2,409.000)             -           (2,111,000)
  Extraordinary gain from settlement
   of debt                                    806,000              -                  -                -              806,000
                                        -------------        ---------       ------------        ---------        -----------

NET INCOME (LOSS) BEFORE
  (BENEFIT) FROM INCOME TAXES               1,104,000              -           (2,409,000)             -           (1,305,000)

(BENEFIT) FROM INCOME TAXES                  (711,000)             -              711,000              -                  -
                                        -------------        ---------       ------------        ---------        -----------

NET INCOME (LOSS)                       $   1,815,000        $     -         $ (3,120,000)             -          $(1,305,000)
                                        -------------        ---------       ------------        ---------        -----------
                                        -------------        ---------       ------------        ---------        -----------
INCOME (LOSS) PER COMMON SHARE:
  Before extraordinary item                       .16                                                             $      (.34)
  Extraordinary item                              .13                                                                     .13
                                        -------------                                                             -----------

NET INCOME (LOSS) PER
COMMON SHARE                                     $.29                                                             $      (.21)
                                        -------------                                                             -----------
                                        -------------                                                             -----------

Weighted Average Number of
Common Shares Outstanding                   6,240,494                                                               6,120,494
                                        -------------                                                             -----------
                                        -------------                                                             -----------





                       SEE ACCOMPANYING NOTES TO THE PRO FORMA
                          CONSOLIDATED FINANCIAL STATEMENTS

                              RECYCLING INDUSTRIES, INC.
               NOTES TO THE PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS

                     -------------------------------------------


NOTE 1 - PRO FORMA ADJUSTMENTS

The adjustments relating to the pro forma consolidated statements of operations are recorded assuming the exercise of the ACI Option was consummated at the beginning of the applicable periods presented. The adjustments relating to the pro forma consolidated balance sheet are recorded assuming the exercise of the ACI Option was consummated at the balance sheet date.

NOTE 2 - To record the exercise of the ACI Option whereby RII is required to transfer its 100% interest in MRI and NRI to the ACI Principals, as discussed under D in the explanatory headnote. Revenues and expenses presented for MRI and NRI, the operations disposed of under the exercise of the ACI Option, are the revenues and expenses relating to the operations of MRI and NRI for the periods presented, respectively. Expenses presented net of the pro forma adjustment for the exercise of the ACI Option are the expenses relating to the operations of RII for the periods presented.

NOTE 3 - To write off unamortized goodwill related to the NRI acquisition.
There was not unamortized goodwill related to the MRI acquisition. Acquisition costs represent accounting and legal expenses incurred by RII for projects under negotiation unrelated to the MRI and NRI acquisitions.

RESTRICTIONS ON THE OPERATIONS OF NRI AND MRI

     Under the terms of the NRI Acquisition, the NRI Restructuring and the ACI Option, the operations of NRI and MRI are subject to the following restrictions:

     1. Until the Installment Note is paid in full, the consolidated net worth of NRI may not decrease by more than $200,000 from its net worth at February 28, 1995;

     2. The Company may not make any fundamental changes in the capitalization or operations of NRI or MRI;

    3. The Company may not transfer or dispose of a substantial part of NRI or MRI's assets;

    4. The Company may not permit NRI to create any additional indebtedness, except secured obligations to acquire property or equipment that does not exceed $500,000;

     5. The Company may not change the name of NRI or MRI or NR Holdings, unless 30 days prior written notice of such change is given to Nevada Recycling; and

     6. The Company may not permit NRI to enter into any transaction, other than the purchase of inventory, which commits the expenditure of greater than $50,000 or binds NRI for a period of greater than 12 months.

ACQUISITION OF A 20% INTEREST IN THE LOEF COMPANY

    On June 30, 1995, the Company acquired a 30% interest in Recycling Holding Company, Inc., a company formed to acquire 100% of the outstanding common stock of The Loef Company, ("Loef") a metals recycling company located in Athens, Georgia whose operations are similar to those of NRI. Immediately after the closing of the Loef acquisition, the Company's ownership interest in the acquisition entity was reduced to 20% in exchange for the cancellation of certain warrants previously issued to NCO III. The remaining 80% interest is owned by NCO Investors III, L.P., an entity not affiliated with the Company and who is a Selling Securityholder a future offering ("NCO III").

          The Company has valued its interest in Loef at $277,000, the amount of certain expenses, primarily legal fees and other costs, incurred by the Company in connection with the acquisition.

     The Company's ownership interest in the Loef acquisition entity may be reduced to 15% if the Company fails to pay $200,000 to Recycling Holdings, Inc. on or before June 30, 1996.

ACQUISITION OF ANGLO IRON & METAL

          On December 11, 1995, RITI acquired substantially all of the assets and the business of Anglo Metal, Inc. d/b/a Anglo Iron & Metal ("Anglo"), a privately held metals and paper recycler with operations in Brownsville, Harlingen, McAllen and San Juan, Texas. Anglo's primary markets are southern Texas and Mexico.

    The assets acquired from Anglo consist of a heavy duty automobile shredder, metal shearing equipment, balers, heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals and paper. The Company also purchased from Anglo certain real property, buildings and leasehold improvements used in the metal and paper recycling business.

    The total purchase price for Anglo was $4,221,250 comprised of: $1,850,000 in cash; a $446,250 secured promissory note payable in 60 consecutive monthly installments of $9,048.34; $1,000,000 pursuant to the terms of a Consulting and Non-Compete Agreement with the president of Anglo, of which $250,000 was paid at closing with the balance payable in 72 equal consecutive monthly installments; and shares of the Company's common stock valued at $925,000.

    Of the cash paid at the closing of the acquisition, $1,800,000 was obtained through a sale-leaseback transaction with Ally Capital Corporation, recorded as a capital lease and collateralized by all of the machinery and equipment acquired from Anglo. The terms of the sale-leaseback provide for 60 consecutive monthly lease payments of $40,518 with a bargain purchase option at the end of the lease term. The remaining $300,000 paid at closing was obtained from the operating cash reserves and working capital of the Company.

    The real property acquired from Anglo and the common stock component of the purchase price have been placed in escrow to provide for the remediation of environmental contamination, if any, related to the operations of Anglo prior to the acquisition.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

     The Company is involved in the recycling and processing of non-hazardous wastes, including ferrous and non-ferrous metals. In conducting these operations, the Company, on occasion, may handle and dispose of "hazardous materials" as that term is defined under various environmental laws, including the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA"), the Toxic Substance Control Act, the Resource Conservation and Recovery Act, the Clean Air Act and the Clean Water Act (collectively the "Environmental Laws"). The materials are contained in the unprocessed items, such as automobiles, light fixtures, construction debris, industrial machinery and other items manufactured or fabricated primarily out of ferrous or non-ferrous metals that are acquired and processed by the Company through its shredder operations (the "Feed Stream"). While the Company screens the Feed Stream for hazardous materials, refusing to accept and returning such materials to its suppliers, certain items processed through the shredder may inadvertently contain hazardous materials. As a result, the waste by-product of shredder operations may contain hazardous materials. In addition, the premises upon which shredder operations are conducted may become contaminated by hazardous materials through inadvertent spillage or improper disposal. The Company, however, believes that such contamination is unlikely.

     The facilities and equipment of the Company meet the requirements of all applicable environmental laws and regulations. There are no capital expenditures planned for new environmental control equipment, although changes in environmental laws would require such expenditures in the future. The facilities and equipment of the Company are adequately maintained in accordance with all applicable environmental laws and regulations.

     In connection with the NRI Acquisition and the acquisition of Anglo Iron & Metal, their facilities were tested and evaluated under EPA Phase I and Phase II rules and, except as discussed below, found to be in compliance with all environmental laws and regulations. Since the completion of the acquisition, there has been no reportable contamination at NRI or any RITI facility.

     The Phase I and Phase II environmental evaluations performed in connection with the acquisition of the assets of Anglo Iron & Metal indicated that the real property owned and leased by it for use in its operations may be contaminated. To allow sufficient time for further evaluation and the completion of any necessary remediation, the Company has not purchased the real property used by Anglo Iron & Metal and is only subleasing those portions of the real property leased by Anglo Iron & Metal which are free of contamination, as indicated by the environmental studies performed prior to closing. The Company will only purchase the real property and lease the remaining portions of the leased properties upon completion of environmental studies indicating no reportable contamination or remediation of discovered contamination, if any.

     Loef, a company in which the Company has a 20% investment, is a potentially responsible party with respect to two superfund sites. The Loef acquisition agreements provide for the former owners of Loef will indemnify the purchasers of Loef to the extent such liabilities exceed $375,000 and, in the aggregate with all other matters indemnified against, do not exceed $1,000,000. In addition, the real property upon which the Loef facilities are located has been contaminated with certain hazardous materials. The former owners of Loef have agreed to pay for the remediation of such contamination to the extent costs of such remediation exceed $125,000 and do not exceed $400,000.

EMPLOYEES

     The Company employs approximately 190 full time employees the majority of whom are employed by the Company's subsidiaries NRI and Anglo.

ITEM 2 - DESTRUCTION OF PROPERTY

     The NRI plant facility is approximately 13 acres located in north Las Vegas, Nevada. Located on the property are a warehouse, office and maintenance buildings. The NRI facility has approximately 30% of the processing and unloading area paved for customer access.

     The facilities at NRI are sufficient to process all grades of ferrous metals, non-ferrous metals, and paper products. The ferrous facilities have a single work shift capacity of up to 8,000 net tons of finished product per month. The non-ferrous facilities have a single work shift capacity of approximately 500 net tons per month. The paper processing facilities have a single work shift capacity of up to 1,500 net tons per month. The current capacity utilization is approximately as follows:

    a.   Ferrous facilities - 65%

    b.   Non-ferrous facilities - 60%

    c.   Paper facilities - 50%

     Anglo has four locations each of which are located near the border of Southern Texas and Northern Mexico in the Rio Grande Valley. All four yards are general retail buying and producing scrap yards. The San Juan yard is located east of San Juan, Texas on Business 83 on approximately 7.2 acres that is serviced directly by rail on its west side. It has a 5,200 square foot warehouse that contains a two story office, a 1,500 square foot new steel warehouse, a new 500 square foot steel sales office, and a covered mechanic's shop work area. The Harlingen yard sets on approximately 6 acres of land located just west of Harlingen, Texas adjacent to expressway 83. It is serviced by rail on the southeast side of the property. Anglo's automobile and appliance shredder is located at this yard. This yard has a 10 X 30 office, 8,400 square foot warehouse, and a 5,600 square foot office/warehouse. The Brownsville yard sets on 6.66 acres located at the Port of Brownsville. This yard has a 500 square foot office building and a 1000 square foot new steel & non-ferrous warehouse. The McAllen yard is located on the west side of downtown in McAllen, Texas on a lot that is just over an acre in size at the corner of Business 83 and 21st Street.

     The Company leases approximately 3,350 square feet of office space in Englewood, Colorado as its corporate office. The Company's lease expires on June 30, 2000. Terms of the lease call for the Company to pay a base rent, plus additional pro rata occupancy costs such as building operating costs, taxes, etc. Average total rents for the remaining term of the lease will be $13.50 per square foot per year.


ITEM 3 - LEGAL PROCEEDINGS

     The Company is not party to outstanding litigation matters arising in the ordinary course of business. To date, the Company has not been involved in any judicial or administrative proceedings involving federal, state, or local agencies or been subject to any fine for violation of any environmental law.

     On October 25, 1995, the Company settled a contract claim brought in the Connecticut federal district court by an individual who asserted a 10% interest in the net revenues of one of the Company's subsidiaries since March 1995. The Company, in exchange for redemption of certain shares of the Company held by this individual, agreed to pay $150,000, provided $100,000 is paid by January 31, 1996, $25,000 by April 15, 1996 and $25,000 by July 15, 1996. If payments under the settlement are not timely made, the amount of the settlement may increase to $225,000. The Company settled the matter without an admission of liability and an express denial of wrongdoing. The settlement was made on a basis substantially below the potential liability to the Company and removes a substantial impediment to its future operations if the claim were successful. Also, settlement eliminates all pending litigation against the Company.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No such matters were required to be submitted to a vote during the fourth fiscal quarter ended September 30, 1995.

                                       PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock commenced trading on the Nasdaq SmallCap market on September 19, 1995, under the trading symbol "RECY." In addition, the Common Stock has been trading on the Boston Stock Exchange since July 6, 1995 under the trading symbol "RCY." As the Company has only recently been listed on these markets, there is not sufficient trading history to provide a table indicating the high and low closing prices for any meaningful period of time. As of December 31, 1995, the closing bid price of the Common Stock on the Nasdaq SmallCap Market was $3.25 per share. Prior to its approval for listing on the Nasdaq SmallCap Market and the Boston Stock Exchange, the Common Stock was quoted on the National Association of Securities Dealers on the OTC Bulletin Board (the "OTCBB") under the symbol "RECY".

     The majority of the Company's shares are held by management and affiliates, and are subject to restriction. The number of unrestricted shares of Company stock is relatively low in relation to total number of shares issued, and therefore trading in the Company's securities is limited. The quotations provided below are the high and low bid for the quarters indicated as reported on the OTCBB and have been adjusted to reflect the Company's one-for-five reverse stock split effective June 27, 1995:

                                     Common Stock
                                     ------------
  Quarter Ended:                  High           Low
  --------------                  ----           ---

December 31, 1993                 $11.25         $5.00
March 31, 1994                     21.90          5.50
June 30, 1994                      16.90         11.25
September 30, 1994                  8.15          6.90

December 31, 1994                   3.40          2.80
March 31, 1995                      4.20          3.60
June 30, 1995                       5.00          4.50
September 30, 1995                  4.62          4.44


     The Company had 661 shareholders of record as of December 31, 1995. No cash dividends have been declared or paid on the Company's common stock, and none are anticipated in the near future.

ITEM 6 - SELECTED FINANCIAL DATA

     The following table sets forth the Selected Consolidated Financial Data for the Company for each of the five years ended September 30, 1995, and is based on the audited Consolidated Financial Statements of the Company and its subsidiaries. Such data should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto incorporated into, this report in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations. Due to a change in the Company's equity percentage ownership in ERS Somerset from

75% to 25% during fiscal year-end 1993 and the resulting change in status in reporting entity from consolidated basis to cost method, all financial statements, prior to 1993 have been restated. The earnings per share numbers set forth below have been adjusted to reflect the Company's one-for-five reverse stock split effective June 27, 1995.

                                             SELECTED FINANCIAL DATA
                                           ---------------------------
                                         FOR THE YEARS ENDED SEPTEMBER 30,
                              ------------------------------------------------------

                                       1995           1994           1993           1992           1991
- --------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS:

Sales                            $  13,812,000   $ 4,812,000     $         -   $         -     $         -
Other                                   41,000        19,000               -             -               -
                                 -------------   -----------     -----------   -----------     -----------
Total Revenue                       13,853,000     4,831,000               -             -               -

Cost of Sales and Expenses          13,555,000     5,973,000       2,491,000     3,065,000         852,000
Inc (Loss) Before Extraordinary
  Gain                                 298,000    (1,142,000)     (2,958,000)   (3,527.000)     (1,691,000)
Extraordinary Gain                     806,000       218,000         475,000     2,380,000         424,000
(Benefit) from Income Taxes           (711,000)            -               -             -               -
Net Income (Loss)                    1,815,000      (924,000)     (2,483,000)   (1,147,000)     (1,267,000)
Net Income (Loss) per Common
  Share                                    .30          (.37)          (1.04)         (.56)           (.70)

- --------------------------------------------------------------------------------------------------------------
BALANCE SHEET:

Working Capital (Deficit)        $     376,000   $(4,175,000)    $(3,853,000)  $(2,721,000)    $(2,919,000)
Total Assets                        10,297,000     9,618,000       1,147,000     1,865,000       2,728,000
Engineering Plans                      188,000       405,000         831,000     1,658,000       2,235,000
Total Liabilities                    3,843,000     6,852,000       3,853,000     2,801,000       7,080,000
Stockholders' Equity (Deficit)       6,454,000     2,766,000      (2,706,000)     (936,000)     (4,652,000)




     From August 1987 to May 1992 the Company was a private company engaged in the development and commercialization of the MSW Technology. In May 1992 the Company became a public company through a reverse merger with a public shell, Alfa Industries, Inc. (Alfa). For comparative purposes, the table above for fiscal years 1991 through 1993, reflects activity from the Company's efforts to develop the MSW and other technologies. At September 30, 1994, the financial information reflects five months of operational results from NRI. At September 30, 1995, the financial information reflects 12 months of consolidated information including the operations of NRI and the activities of the Company to acquire other businesses in the metals recycling field.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere herein.

OVERVIEW

The Company is a full-service metals recycler primarily engaged in the collection and processing of various ferrous and non-ferrous metals for resale to domestic and foreign steel producers and other metal producers and processors. Prior to May 1994, the Company was a development stage enterprise engaged in the development of the MSW Technology.

The Company's current operations commenced in May 1994 with the acquisition of NRI. Since that time, the Company has experienced significant growth from the acquisition of other metals recycling facilities. On June 30, 1995, the Company acquired a 20% interest in a metals recycling facility located in Georgia.

RESULTS OF OPERATIONS

FISCAL YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1993

The results of operations for the years ended September 30, 1995, 1994 and 1993 have been driven primarily by the Company's acquisition activity. Prior to the company's acquisition of its Nevada facility in May 1994, the Company was a development stage enterprise without revenues. Consequently, the results of operations for fiscal year 1993 do not reflect comparable revenues and cost of sales relative to the results of operations for the fiscal years ended September 30, 1995 and 1994. Subsequent to the acquisition of the Nevada facility in fiscal 1994, the results of operations reflect the implementation of the Company's current metals recycling acquisition and operation strategy.

REVENUES. For the year ended September 30, 1995, the Company had revenues of $13.9 million compared to $4.8 million for the year ended September 30, 1994, which reflected only five months of operations of the Nevada facility. For the year ended September 30, 1995, the increase in revenues was due primarily to the inclusion of a full year's results of operations of the Nevada facility, as well as generally higher demand and market prices for scrap metal. There were no revenues generated by the Company for the year ended September 30, 1993, as the Company was unsuccessful in permitting a facility utilizing the MSW Technology.

Revenues per month for ferrous scrap for the year ended September 30, 1995 increased to $572,000, compared to $494,000 for the year ended September 30, 1994 as a result of general increases in the market prices and demand for processed ferrous scrap combined with increased sales volume. For the year ended September 30, 1995, the average sales price per ton of prepared ferrous scrap was $120, a 20.0% increase compared to $100 per ton for the year ended September 30, 1994. Non-ferrous revenues increased to $471,000 per month for the year ended September 30, 1995 from $373,000 per month for the year ended September 30, 1994.

This increase was primarily due to price increases for non-ferrous scrap, such as copper and aluminum, which contributed to higher monthly revenues. For the year ended September 30,

1995, the average sales price for non-ferrous scrap was $.64 per pound, representing a 25.5% increase compared to $.51 per pound for the year ended September 30, 1994. The Company had no revenues for the year ended September 30, 1993.

COST OF SALES. For the year ended September 30, 1995, the Company incurred cost of sales of $10.9 million compared to $4.1 million for the year ended September 30, 1994. The increased cost of sales for the year ended September 30, 1995 was due to the full year of operations of the Nevada facility compared to the five months of operations for the year ended September 30, 1994. Cost of sales decreased to 78.5% of revenues for the year ended September 30, 1995 from 85.1% of revenues for the year ended September 30, 1994. This decrease in cost of sales as a percentage of revenues was caused by an increase in the sales price of ferrous and non-ferrous scrap as well as by the substantial increases in paper selling prices without proportional increases in the Company's raw scrap and paper acquisition costs. The Company's increased production volume in 1995 also contributed to improved gross margins, as fixed production costs were spread over a larger volume of processed scrap. As a result of these factors, gross profit increased to $3.0 million for the year ended September 30, 1995 from $721,000 for the year ended September 30, 1994. The Company had no cost of sales for the year ended September 30, 1993.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses were $2.3 million, or 16.5% of revenues, for the year ended September 30, 1995 compared to $1.7 million, or 34.4% of revenues, for the year ended September 30, 1994, primarily due to the purchase of the Nevada facility in May 1994 and other acquisition and financing activities. The largest component of the increase was salary and related expenses, which rose $417,000 due to increased staffing at the corporate level and to the additional seven months of personnel costs at the Nevada facility . Selling and administrative expenses for the year ended September 30, 1993 was $2.3 million, primarily related to the development of the MSW Technology.

INTEREST EXPENSE. For the year ended September 30, 1995, the Company had interest expense of $407,000 compared to $203,000 for the year ended September 30, 1994. This increase was caused by a full year of interest expense in fiscal 1995 related to debt incurred in conjunction with the acquisition of the Nevada facility. The increase in interest expense to $203,000 for the year ended September 30, 1994 from $156,000 for the year ended September 30, 1993 was due to additional debt incurred by the Company in connection with the acquisition of the Nevada facility in May 1994.

BENEFIT FROM INCOME TAXES. The Company has generated a net operating loss carryforward due to operating losses incurred prior to fiscal 1995. During fiscal 1995, management determined that the net operating loss carryforward was more likely than not to be used in the near future due to taxable income to be generated by the Company's Nevada facility. Therefore, a net deferred tax asset of $800,000, net of a $221,000 valuation allowance, and a benefit from income taxes of $711,000 was recorded which correspondingly increased income for the period. No benefit from deferred income taxes was recognized for the years ended September 30, 1994 or 1993.

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF INCOME TAXES. For the year ended September 30, 1995, the Company had income from continuing operations, net of income taxes of approximately $1.0 million, or $.17 per share, compared to losses of $1.1 million, or $.46 per share, and $3.0 million, or $1.24 per share, for the years ended September 30, 1994 and 1993, respectively. This significant increase in profit is the result of the Company's acquisition of its Nevada facility in May 1994.

NET INCOME. For the year ended September 30, 1995, the Company generated net income of $1.8 million, or $.30 per share per share, compared to a net loss of $924,000, or $.37 per share, for the year ended September 30, 1994, and loss of $2.5 million, or $1.04 per share for the year ended September 30, 1993.

LIQUIDITY AND CAPITAL RESOURCES

As the Company's business has grown, overall cash requirements for internal growth and acquisitions have been met through a combination of private placements of debt and equity securities, equipment and receivables financing and cash flow from operations. Since commencement of its metals recycling operations in May 1994, the Company has raised net cash proceeds of $2.8 million through the sale of its equity securities. Through March 1995, the Company was also funded in part by $887,000 of borrowings from First Dominion Holdings, Inc., a company controlled by the Company's Chairman and Chief Executive Officer ("First Dominion"), all of which has been repaid. At September 30, 1995, the Company had $2.9 million of debt outstanding, of which $740,000 is due in the next 12 months.

Prior to the acquisition of its Nevada facility, the Company generated operating losses and negative operating cash flow. As a result, the Company experienced significant shortages of working capital to fund its day to day operations. The shortages of working capital and insufficient cash flow prevented the company from making payments necessary to meet its obligations. As a result, the Company has been subject to legal claims for collection of past due amounts, the majority of which arose from services performed for the Company during its development stage. During the year ended September 30, 1994, the Company was successful in settling a number of these legal claims. The Company subsequently negotiated with all of its remaining vendors and all outstanding claims were settled as of September 30, 1995.

On May 11, 1994, the Company acquired its Nevada facility by purchasing all of the outstanding common stock of Nevada Recycling, Inc. As restructured, the purchase price for the Nevada facility consisted of debt of $5.0 million and the issuance of 13,000 shares of the Company's Series A Convertible Preferred Stock valued at $1.3 million. In addition, the Company issued to the sellers a warrant to acquire 20,000 shares of Common Stock at an exercise price of $1.25 per share.

On June 30, 1995, the Company acquired a 20% interest in a Georgia metals recycling facility through its investment in The Loef Company ("Loef"). This investment has been valued at $277,000, the amount of costs incurred by the Company in pursuing its acquisition of Loef. The Company's ownership interest in Loef will be reduced to 15% if the Company does not invest an additional $200,000 in Loef by June 30, 1996. At this time, the Company has not determined whether to make this payment nor has it negotiated an extension of this deadline.

On December 11, 1995, the Company acquired its southern Texas facilities by acquiring substantially all of the assets of Anglo Metals, Inc., d/b/a/ Anglo Iron & Metal, for $6.1 million. The purchase price was paid as follows: (i) $2.1 million in cash; (ii) $1.9 million note which is to be paid in ten monthly installments of $186,500 beginning in February 1996; (iii) a $446,000 secured promissory note bearing interest at 8% and payable in 60 monthly installments of $9,000; (iv) a $750,000 unsecured promissory note and non-compete agreement payable in 72 consecutive installments of $10,416; and
(v) 227,693 shares of Common Stock, valued at $925,000.

On April 15, 1996, the Company acquired its Missouri facility by acquiring substantially all of the assets of Mid-America Shredding, Inc., d/b/a/ Mid-America Shredding, for $1.9 million. The purchase consideration consisted of cash of $660,000 and assumed debt of $1.2 million.

Cash provided by operations was $113,000 for the year ended September 30, 1995 compared to cash used by operations of $862,000 for the year ended September 30, 1994. Net income of $1.8 million plus depreciation and amortization of $784,000 were the primary sources of cash from operations. Major uses of this cash included increases in accounts receivable and inventories and reductions in accounts payable and other accrued liabilities.

For the year ended September 30, 1995, the Company used net cash in investing activities of $926,000 compared to net cash used in investing activities of $255,000 for the year ended September 30, 1994. The company had capital expenditures of $472,000 for the year ended September 30, 1995 for the purchase of equipment and property to increase production capacity compared to $25,000 for additions to equipment for the year ended September 30, 1994. The Company also expended $238,000 during the year ended September 30, 1995 as advances against future compensation payable to the Company's Chief Executive Officer.

The Company had a positive net worth of approximately $6.5 million at September 30, 1995, compared to $2.8 million at September 30, 1994. This improvement in net worth is primarily due to issuance of $2.8 million (net) of Common Stock during the year ended September 30, 1995 and the net income of $1.8 million for the year.

Working capital was $376,000 at September 30, 1995. As of September 30, 1994, the Company had a working capital deficit of $4.2 million. The improvements in working capital from fiscal 1994 to fiscal 1995 reflects the increase in cash provided by a full year in operations of the Nevada facility, the restructuring of long-term debt and the additional equity raised from the issuance of Common Stock during fiscal 1995.

INFLATION AND PREVAILING ECONOMIC CONDITIONS

To date, inflation has not had a significant impact on the Company's operations. The Company believes it should be able to implement price increases sufficient to offset most raw material cost increases resulting from inflation, although there may be some delay between raw material cost increases and sales price increases and competitive factors may require the Company to absorb at least a portion of these cost increases. Management believes that a sustained ecomonic slowdown would negatively impact the operations and financial performance of the Company.

SEASONALITY

The Company believes that its operations can be adversely affected by protracted periods of inclement weather which could reduce the volume of material processed at its facilities. In addition, periodic maintenance shutdowns by the Company's larger customers may have a temporary adverse impact on the Company's operations.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued SFAS No. 123 "Accounting for Stock Based Compensation." SFAS No. 123 encourages the accounting for stock-based employee compensation programs to be reported within the financial statements on a fair value-based method. If the fair value-based method is not adopted, then SFAS No. 123 requires pro forma disclosure of net income and earnings per share as if the fair value-based method had been adopted. The Company has not yet determined how SFAS No. 123 will be implemented or its impact on the financial statements. SFAS No. 123 is effective for transactions entered into after December 15, 1995.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    (See Independent Auditor's Report, beginning on next page)

                            INDEX TO FINANCIAL STATEMENTS

Report of Independent Certified Public Accountants                          F-2

Report of Independent Certified Public Accountants                          F-3

Financial Statements:

    Consolidated Balance Sheets                                             F-4
    Consolidated Statements of Operations                                   F-6
    Consolidated Statements of Stockholders' Equity (Deficit)               F-7
    Consolidated Statements of Cash Flows                                   F-8

Notes to Consolidated Financial Statements                                  F-9

Report of Independent Certified Public Accountants on
  Supplemental Schedules                                                   F-42

Report of Independent Certified Public Accountants on
  Supplemental Schedules                                                   F-43

Schedule 1 - Condensed Financial Information of Registrant:

    Balance Sheets                                                         F-44
    Statements of Operations                                               F-46
    Statements of Cash Flows                                               F-47

Notes to Condensed Financial Information of Registrant                     F-48

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


BOARD OF DIRECTORS
RECYCLING INDUSTRIES, INC.
DENVER, COLORADO


We have audited the accompanying consolidated balance sheet of Recycling Industries, Inc. and subsidiaries as of September 30, 1995 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Recycling Industries, Inc. and subsidiaries as of September 30, 1995 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



                             BDO SEIDMAN, LLP

DENVER, COLORADO
MAY 17, 1996

                  REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS
RECYCLING INDUSTRIES, INC.
DENVER, COLORADO


We have audited the accompanying consolidated balance sheet of Recycling Industries, Inc. (formerly Environmental Recovery Systems, Inc.) and subsidiaries as of September 30, 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Recycling Industries, Inc. and subsidiaries as of September 30, 1994, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 1994, in conformity with generally accepted accounting principles.



                             AJ.ROBBINS, PC.
                             CERTIFIED PUBLIC ACCOUNTANTS
                             AND CONSULTANTS


DENVER, COLORADO
NOVEMBER 3, 1995

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS

                       ----------------------------------------
                       ----------------------------------------

                                        ASSETS


                                                                                 SEPTEMBER 30,
                                                                        -------------------------------
                                                                             1995              1994
                                                                        -------------     -------------
CURRENT ASSETS:
   Cash                                                                 $     184,000     $     115,000
   Trade accounts receivable, pledged, less allowance for
     doubtful accounts of $15,000 and $25,000                               1,026,000           898,000
   Accounts receivable, related party                                         223,000              -
   Inventories                                                                497,000           243,000
   Prepaid expenses                                                           137,000           111,000
   Other                                                                         -               40,000
   Deferred income taxes                                                         -                 -
                                                                        -------------     -------------

       Total Current Assets                                                 2,067,000         1,407,000


NOTE RECEIVABLE, related party                                                   -              859,000

PROPERTY, PLANT AND EQUIPMENT, net                                          6,686,000         6,590,000

DEFERRED INCOME TAXES, net                                                    800,000              -

OTHER ASSETS                                                                  744,000           762,000
                                                                        -------------     -------------

                                                                        $  10,297,000     $   9,618,000
                                                                        -------------     -------------
                                                                        -------------     -------------


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (CONTINUED)

                        --------------------------------------
                        --------------------------------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                                  SEPTEMBER 30,
                                                                        -------------------------------
                                                                             1995              1994
                                                                        -------------     -------------
CURRENT LIABILITIES:
    Notes payable                                                       $      61,000     $     491,000
    Notes payable-related parties                                                -                8,000
    Trade accounts payable                                                    655,000           906,000
    Trade accounts payable-related parties                                     73,000            87,000
    Professional services payable                                                -              255,000
    Accrued liabilities:
         Interest                                                              22,000            33,000
         Interest-related party                                                 8,000            11,000
         Payroll and other                                                    107,000           544,000
         Income taxes payable                                                  86,000              -
    Due to related parties                                                       -              276,000
    Due to factor, related party                                              197,000           461,000
    Current portion of long-term debt                                         227,000         2,502,000
    Current portion of long-term debt, related parties                        218,000             8,000
    Current portion of obligation under capital lease                          37,000              -
                                                                        -------------     -------------

              Total Current Liabilities                                     1,691,000         5,582,000
                                                                        -------------     -------------

DEFERRED GAIN                                                                    -              751,000
                                                                        -------------     -------------

LONG-TERM DEBT:
    Long-term debt, net of current portion                                    132,000           402,000
    Long-term debt-related parties, net of current portion                  1,979,000           117,000
    Obligation under capital lease, net of current portion                     41,000              -
                                                                        -------------     -------------

              Total Long-Term Debt                                          2,152,000           519,000
                                                                        -------------     -------------

              Total Liabilities                                             3,843,000         6,852,000
                                                                        -------------     -------------

COMMITMENTS AND CONTINGENCIES:

STOCKHOLDERS' EQUITY:
    Preferred stock, no par value, 10,000,000 shares authorized:
         Series A 13,000 and 38,000 shares
              issued and outstanding                                        1,312,000         3,612,000
         Series B 300,000 and  591,333 shares
              issued and outstanding                                          450,000           887,000
    Common stock, $.001 par value, 50,000,000 shares
         authorized, 8,395,785 and 3,005,704
         shares issued and outstanding                                          8,000             3,000
    Additional paid-in capital                                             13,120,000         8,269,000
    Accrued salary payable in equity security                                    -              246,000
    Accumulated (deficit)                                                  (8,436,000)      (10,251,000)
                                                                        -------------     -------------

         Total Stockholders' Equity                                         6,454,000         2,766,000
                                                                        -------------     -------------

                                                                        $  10,297,000     $   9,618,000
                                                                        -------------     -------------
                                                                        -------------     -------------


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                      ------------------------------------------
                      ------------------------------------------


                                                                   YEAR ENDED SEPTEMBER 30,
                                                      -------------------------------------------------
                                                           1995              1994              1993
                                                      -------------     -------------     -------------
REVENUES:
  Sales                                               $  13,812,000     $   4,812,000     $        -
  Other income                                               41,000            19,000              -
                                                      -------------     -------------     -------------

     Total Revenues                                      13,853,000         4,831,000              -
                                                      -------------     -------------     -------------

COSTS AND EXPENSES:
  Cost of sales                                           9,156,000         3,516,000              -
  Cost of sales, related parties                          1,713,000           594,000              -
  Personnel                                                 744,000           327,000           830,000
  Professional services                                     527,000           553,000           432,000
  Travel                                                     39,000            60,000            43,000
  Occupancy                                                  83,000            50,000            60,000
  Depreciation and amortization                             258,000           258,000           357,000
  Interest                                                  407,000           203,000           156,000
  Bad debt expense                                          151,000            25,000              -
  Other general and administrative                          477,000           179,000              -
  Abandonment of projects                                      -              208,000           549,000
  Research and development                                     -                 -               64,000
                                                      -------------     -------------     -------------

     Total Costs and Expenses                            13,555,000         5,973,000         2,491,000
                                                      -------------     -------------     -------------

INCOME (LOSS) BEFORE EQUITY IN
  NET (LOSS) OF JOINT VENTURES,
  EQUITY INVESTEE AND
  EXTRAORDINARY GAIN                                        298,000        (1,142,000)       (2,491,000)

EQUITY IN NET (LOSS) OF JOINT
  VENTURES AND EQUITY INVESTEE                                 -                 -             (467,000)
                                                      -------------     -------------     -------------

INCOME (LOSS) BEFORE
  EXTRAORDINARY GAIN                                        298,000        (1,142,000)       (2,958,000)

EXTRAORDINARY GAIN FROM
  SETTLEMENT OF DEBTS                                       806,000           218,000           475,000
                                                      -------------     -------------     -------------

INCOME (LOSS) BEFORE INCOME
  TAXES (BENEFIT)                                         1,104,000          (924,000)       (2,483,000)

(BENEFIT) FROM INCOME TAXES                                (711,000)             -                 -
                                                      -------------     -------------     -------------

NET INCOME (LOSS)                                     $   1,815,000     $    (924,000)    $  (2,483,000)
                                                      -------------     -------------     -------------
                                                      -------------     -------------     -------------

PRIMARY INCOME (LOSS) PER
  COMMON SHARE:
     Before extraordinary item                        $         .17     $        (.46)    $       (1.24)
     Extraordinary item                                         .13               .09               .20
                                                      -------------     -------------     -------------

PRIMARY NET  INCOME (LOSS) PER
  COMMON SHARE                                        $         .30     $        (.37)    $       (1.04)
                                                      -------------     -------------     -------------
                                                      -------------     -------------     -------------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                6,099,694         2,504,762         2,376,823
                                                      -------------     -------------     -------------
                                                      -------------     -------------     -------------
FULLY DILUTED INCOME (LOSS)
  PER COMMON SHARE:
     Before extraordinary item                        $         .16     $        (.43)    $       (1.24)
     Extraordinary item                                         .13               .08               .20
                                                      -------------     -------------     -------------
FULLY DILUTED NET INCOME (LOSS)
  PER COMMON SHARE:                                   $         .29     $        (.35)    $       (1.04)
                                                      -------------     -------------     -------------
                                                      -------------     -------------     -------------
Weighted average number of common
  shares outstanding                                      6,307,694     $   2,623,069         2,376,823
                                                      -------------     -------------     -------------
                                                      -------------     -------------     -------------

             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE YEARS ENDED SEPTEMBER 30, 1993, 1994 AND 1995

                  --------------------------------------------------
                  --------------------------------------------------



                                                   PREFERRED STOCK                   COMMON STOCK              ADDITIONAL
                                            -----------------------------    -----------------------------       PAID-IN
                                               SHARES           AMOUNT           SHARES          AMOUNT          CAPITAL
                                            -------------   -------------    -------------   -------------    -------------
Balances, September 30, 1992                       -        $        -          2,367,728      $   3,000      $   5,905,000
Common stock issued
  for services                                     -                 -             20,000           -               149,000
Contribution of services                           -                 -               -              -               120,000
Dilution of predecessor cost
  adjustment property option                       -                 -               -              -               444,000
Net (loss)                                         -                 -               -              -                  -
                                            -------------   -------------    -------------   -------------    -------------

Balances, September 30, 1993                       -                 -          2,387,728          3,000          6,618,000
Preferred stock issued  for debt                591,333           887,000            -              -                  -
Preferred stock issued  for
  acquisition of NRI                             38,000         3,612,000            -              -                  -
Common stock issued for cash                       -                 -             30,000           -                56,000
Common stock issued
  for services                                     -                 -             39,600           -               242,000
Common stock issued  for debt                      -                 -            548,376           -             1,351,000
Contribution to capital                            -                 -               -              -                 2,000
Conversion of  accrued salary                      -                 -               -              -                  -
Net (loss)                                         -                 -               -              -                  -
                                            -------------   -------------    -------------   -------------    -------------

Balances, September 30, 1994                    629,333         4,499,000       3,005,704          3,000          8,269,000

Redemption of preferred stock
 Series A                                       (25,000)       (2,300,000)           -              -                  -
Redemption of preferred stock
 Series B and other equity for
  Option to CEO                                (291,333)         (437,000)           -              -                  -
Common stock issued for
 acquisition of MRI                                -                 -            120,000           -             1,200,000
Common stock issued during
 private offering, net of offering
 costs of $590,000                                 -                 -          3,746,400          4,000          2,778,000
Common stock issued to
 retire debt                                       -                 -            166,666           -               150,000
Common stock issued for
 renegotiation of payment terms
 for a stockholder loan                            -                 -             10,000           -                  -
Common stock issued
 for services                                      -                 -             10,000           -                25,000
Common stock issued for
 interest on bridge loans                          -                 -             17,351           -                16,000
Common stock issued on
 exercise of option to CEO                         -                 -          1,319,445          1,000            682,000
Common stock rounding due
 to stock split                                    -                 -                219           -                  -
Net income                                         -                 -               -              -                  -
                                            -------------   -------------    -------------   -------------    -------------

Balances, September 30, 1995                    313,000     $   1,762,000       8,395,785      $   8,000      $  13,120,000
                                            -------------   -------------    -------------   -------------    -------------
                                            -------------   -------------    -------------   -------------    -------------


                                                               OTHER
                                                OPTION         EQUITY         ACCUMULATED
                                                TO CEO        SECURITY         (DEFICIT)         TOTAL
                                            -------------   -------------    -------------   -------------
Balances, September 30, 1992                $        -      $        -       $  (6,844,000)  $    (936,000)
Common stock issued
  for services                                       -               -                -            149,000
Contribution of services                             -               -                -            120,000
Dilution of predecessor cost
 adjustment property option                          -               -                -            444,000
Net (loss)                                           -               -          (2,483,000)     (2,483,000)
                                            -------------   -------------    -------------   -------------

Balances, September 30, 1993                         -               -          (9,327,000)     (2,706,000)
Preferred stock issued  for debt                     -               -                -            887,000
Preferred stock issued  for
  acquisition of NRI                                 -               -                -          3,612,000
Common stock issued for cash                         -               -                -             56,000
Common stock issued
  for services                                       -               -                -            242,000
Common stock issued  for debt                        -               -                -          1,351,000
Contribution to capital                              -               -                -              2,000
Conversion of  accrued salary                        -            246,000             -            246,000
Net (loss)                                           -               -            (924,000)       (924,000)
                                            -------------   -------------    -------------   -------------

Balances, September 30, 1994                         -            246,000      (10,251,000)      2,766,000

Redemption of preferred stock
 Series A                                            -               -                -         (2,300,000)
Redemption of preferred stock
 Series B and other equity for
  Option to CEO                                   683,000        (246,000)            -               -
Common stock issued for
 acquisition of MRI                                  -               -                -          1,200,000
Common stock issued during
 private offering, net of offering
 costs of $590,000                                   -               -                -          2,782,000
Common stock issued to
 retire debt                                         -               -                -            150,000
Common stock issued for
 renegotiation of payment terms
 for a stockholder loan                              -               -                -               -
Common stock issued
 for services                                        -               -                -             25,000
Common stock issued for
 interest on bridge loans                            -               -                -             16,000
Common stock issued on
 exercise of option to CEO                       (683,000)           -                -               -
Common stock rounding due
 to stock split                                      -               -                -               -
Net income                                           -               -           1,815,000       1,815,000
                                            -------------   -------------    -------------   -------------

Balances, September 30, 1995                $        -      $        -       $  (8,436,000)  $   6,454,000
                                            -------------   -------------    -------------   -------------
                                            -------------   -------------    -------------   -------------


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                  --------------------------------------------------
                  --------------------------------------------------


                                                                   YEAR ENDED SEPTEMBER 30,
                                                      -------------------------------------------------
                                                           1995              1994              1993
                                                      -------------     -------------     -------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
    Net income (loss)                                 $   1,815,000     $    (924,000)    $  (2,483,000)
    Adjustments to reconcile net income (loss) to
      net cash used in operating activities:
         Depreciation and amortization                      784,000           392,000           357,000
         Equity in net loss of affiliates                      -                 -              467,000
         Extraordinary gain from settlement of debts       (806,000)         (218,000)         (475,000)
         Abandonment of projects                               -              208,000           549,000
         Contribution of services                              -                 -              120,000
         Issuance of stock for services                      25,000           244,000           149,000
         Write-off acquisition costs                           -               72,000              -
         Bad debt expense                                   151,000            25,000              -
         Deferred income taxes                             (800,000)             -                 -
    Changes in assets and liabilities:
         Trade accounts receivable                         (154,000)         (923,000)             -
         Inventories                                       (254,000)         (243,000)             -
         Prepaid expenses                                   (26,000)         (111,000)             -
         Other current assets                                33,000           (40,000)            8,000
         Accounts payable                                  (290,000)          506,000           736,000
         Accrued liabilities                               (451,000)          150,000           454,000
         Income taxes payable                                86,000              -                 -
                                                      -------------     -------------     -------------
              Net Cash Provided (Used)
                by Operating Activities                     113,000          (862,000)         (118,000)
                                                      -------------     -------------     -------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
    Additions to engineering plans                             -                 -              (66,000)
    Additions to equipment                                 (472,000)          (25,000)             -
    Receivables-related party                                  -                 -               72,000
    Sale of equipment                                          -               48,000              -
    Collections on note receivable                             -               41,000              -
    Additions to acquisition costs and goodwill            (103,000)         (319,000)         (112,000)
    Advances (to) affiliate                                    -             (398,000)             -
    Investment in equity investee                                                -             (113,000)
    Advances to related party                              (238,000)             -                 -
    Acquisition of Loef                                    (113,000)             -                 -
                                                      -------------     -------------     -------------

              Net Cash (Used) in Investing Activities      (926,000)         (255,000)         (617,000)
                                                      -------------     -------------     -------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
    Proceeds from borrowings-related parties                321,000           632,000           676,000
    Proceeds from other borrowings                             -              434,000            99,000
    Principal payments on borrowings                     (2,756,000)         (199,000)          (40,000)
    Principal payments on borrowings-related parties       (383,000)         (152,000)             -
    Principal payments on capital lease                     (34,000)             -                 -
    Proceeds from factor                                  7,335,000         2,450,000              -
    Payments to factor                                   (7,599,000)       (1,989,000)             -
    Proceeds from issuance of common stock                3,998,000            56,000              -
                                                      -------------     -------------     -------------
              Net Cash Provided (Used) by
                Financing Activities                        882,000         1,232,000           735,000
                                                      -------------     -------------     -------------
Increase in cash                                             69,000           115,000              -
CASH, beginning of period                                   115,000              -                 -
                                                      -------------     -------------     -------------

CASH, end of period                                   $     184,000     $     115,000     $        -
                                                      -------------     -------------     -------------
                                                      -------------     -------------     -------------

See Note 21


             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        --------------------------------------
                        --------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

[A]  GENERAL

Recycling Industries, Inc. (RII or the Company, formerly known as Environmental Recovery Systems, Inc.) is a Colorado corporation formed December 1988.

Prior to May, 1994, the Company was a development stage enterprise during which period it completed the development of technology for recycling municipal solid waste. While the Company has not obtained a permit nor constructed or operated a facility utilizing this technology, it is pursuing the license or sale of such technology. On May 10, 1994 the Company acquired a subsidiary and began metals
recycling operations (see Note 2[A]).   All revenues during 1995 and 1994 were
generated by the recycling operations. On June 27, 1995 the Company changed its name to Recycling Industries, Inc.

REVERSE STOCK SPLIT

Effective June 27, 1995, the Company completed a one-for-five reverse stock split of its common stock, $.001 par value (Common Stock). All share and per share amounts have been restated retroactively as a result of this reverse split.

[B]  ACCOUNTING POLICIES

CONSOLIDATION

The Company, its subsidiaries and joint ventures in which it exercises control through majority ownership are consolidated, and all intercompany accounts and transactions are eliminated. Joint ventures and investment in equity investees are accounted for under the equity method of accounting, whereby the Company recorded only its proportionate share of loss in the joint ventures and equity investees. The Company currently has no active joint venture projects.

Nevada Recycling, Inc. (NRI), acquired by the Company in May 1994 (see Note 2[A]), operates a metals recycling facility in Las Vegas, Nevada, serving the Las Vegas market and steel mills located throughout the western United States.

Recycling Industries of Texas, Inc. d/b/a Anglo Iron & Metal (Anglo), formed by the Company to acquire the assets of Anglo Metals, Inc. in December 1995 (see
Note 2[C]), operates four metals recycling facilities in Brownsville, Harlingen, McAllen and San Juan, Texas, serving steel mills and markets in the Rio Grande Valley in southern Texas and northern Mexico.

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        --------------------------------------
                        --------------------------------------

NOTE 1[B] - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recycling Industries of Missouri, Inc. d/b/a Mid-America Shredding (Mid-America), formed by the Company to acquire the assets of Mid-America Shredding, Inc. in April 1996 (see Note 22), operates a metals recycling facility in Ste. Genevieve, Missouri, serving midwestern steel mills and markets along the Mississippi River.

The acquisitions have been accounted for under the purchase method of business combinations and, accordingly, the results of operations of the acquired businesses are included in the Company's financial statements only from the applicable date of acquisition.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has recently issued Statement of Financial Accounting Standards No. 123 (FAS 123), Accounting for Stock Based Compensation. FAS 123 encourages the accounting for stock based employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then FAS 123 requires pro forma disclosure of net income and earnings per share as if the fair value based method had been adopted. The Company has not yet determined how FAS 123 will be implemented or its impact on the financial statements. FAS 123 is effective for transactions entered into after December 15, 1995.

ACQUISITION COSTS

The Company had capitalized acquisition costs of $61,000 and $164,000 at September 30, 1995 and 1994, respectively, relating to active letters of intent for potential acquisitions of operating metals recycling companies. Acquisition costs are allocated to the net assets acquired if the acquisition is successful, or are charged to operations if the negotiations are discontinued. Acquisition costs of $72,000 were written off to operations during 1994 for negotiations that were no longer active.

CONCENTRATIONS OF CREDIT RISK

Concentrations of credit risk with respect to trade receivables exist due to large balances with a few customers. At September 30, 1995 and 1994, accounts receivable balances from significant customers were $699,000 and $711,000, or 65% and 79%, respectively, of the total accounts receivable balance. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations. Customers are located throughout the western region of the United States and Mexico. There were no significant sales in Mexico prior to the acquisition of Anglo.

The Company maintains all cash in bank deposit accounts, which at times may exceed federally insured limits.

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        --------------------------------------
                        --------------------------------------


NOTE 1[B] - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable, time deposits, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. The fair value of notes payable and amounts due to factor was estimated based on market values for debt with similar terms. Management believes that the fair value of that debt approximates its carrying value.

INVENTORIES

Inventories consist primarily of ferrous and non-ferrous scrap metal. Inventory costs include material, labor and plant overhead. Inventory is stated at lower of average cost (first-in, first-out) or market.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation and amortization expense is provided on a straight-line basis using estimated useful lives of 7 to 15 years for equipment and 40 years for building and improvements. Depreciation and amortization expense of property, plant and equipment was $545,000, $147,000 and $12,000 for the periods ended September 30, 1995, 1994 and 1993, respectively. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.

DEFERRED OFFERING COSTS

Costs incurred in connection with the Company's current anticipated public offering are deferred and will be charged against stockholders' equity upon the successful completion of the offering or charged to expense if the offering is not consummated.

RESEARCH AND DEVELOPMENT COSTS

Costs incurred in connection with research and development in relation to work undertaken on new environmental technologies are charged to operations in the year incurred. No research and development costs have been incurred since 1993.

REVENUE RECOGNITION

Sales are recorded in the period of shipment.

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        --------------------------------------
                        --------------------------------------


NOTE 1[B] - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET INCOME (LOSS) PER COMMON SHARE

Primary net income (loss) per common share is computed based upon the weighted average number of common and dilutive common equivalent shares outstanding during the period. Fully diluted computations assume the conversion of the convertible preferred stock.

Dilutive common equivalent shares consist of stock options and warrants. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.

INCOME TAXES

Effective October 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), ACCOUNTING FOR INCOME TAXES. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances will be established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the current period and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences. The adoption of FAS 109 did not have a material effect on the Company's consolidated financial statements, therefore, there was no cumulative effect of this change in accounting for income taxes at October 1, 1992. There is also no effect on the loss for the year ended September 30, 1993.

The Company had not recorded a deferred tax asset at September 30, 1994 and 1993 since it was more likely than not that the tax assets would not be realized. At September 30, 1995 the Company has recorded a net deferred tax asset of $800,000 primarily reflecting the benefit of net operating loss carryforwards, which expire in varying amounts between 2002 and 2009. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At September 30, 1995 the Company has federal income tax loss carryforwards of approximately $6,900,000, which if not utilized to offset future taxable income, expire in the years 2002 through 2009.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        --------------------------------------
                        --------------------------------------


NOTE 1[B] - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATIONS

Certain balances in the 1994 and 1993 financial statements have been reclassified to conform to the 1995 presentation. The reclassifications had no effect on financial condition or results of operations.

NOTE 2 - ACQUISITIONS

[A] On May 10, 1994, the Company acquired 100% of the outstanding common stock of NRI from Nevada Recycling Corporation (NRC) for 38,000 shares of the Company's Series A convertible preferred stock, valued at $3,612,000. On that date NRI became a wholly-owned subsidiary of the Company.

A summary of the assets purchased and liabilities assumed is as follows:

         Land                                         $   1,340,000
         Building                                           360,000
         Machinery and equipment                          5,025,000
         Notes payable                                   (3,113,000)
                                                      -------------

           Net Book Value of Assets Purchased         $   3,612,000
                                                      -------------
                                                      -------------

On December 30, 1994, the Company and NRC agreed to restructure the terms of the acquisition of NRI as follows:

(1) NRC returned to the Company 25,000 of the 38,000 shares of Series A convertible preferred stock (see Note 17).

(2) The Company purchased from NRC its contingent right (granted under the May 10, 1994 acquisition agreement, to reacquire the stock of NRI) for $2,300,000 and warrants to purchase 20,000 shares of Common Stock for $1.25 per share for a 10-year term. The $2,300,000 payment consists of a $300,000 note paid on February 28, 1995 and a $2,000,000 note payable in consecutive monthly installments commencing March 31, 1995 on the basis of an eight-year amortization with interest at the rate of 10% per year, with remaining principal due January 10, 1997.

(3) The Company restructured the purchase of land and buildings for a purchase price of $2,060,000 payable to $1,700,000 before February 28, 1995 with interest of $19,000 per month, $20,000 plus accrued interest payable on each of December 31, 1994, January 31, 1995 and February 28, 1995, and $300,000 payable in monthly installments commencing March 31, 1995 on the basis of an eight-year amortization period with interest at the rate of 10% per year, with remaining principal due January 10, 1997.

(4) The Company agreed to pay $637,052 of debts totaling $2,382,447 assumed on the equipment purchased as part of the original NRI acquisition.

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        --------------------------------------
                        --------------------------------------


NOTE 2 - ACQUISITIONS (CONTINUED)

All of the above obligations are collateralized by the assets of NRI.

As a result of the restructuring, the Company treated the $2,300,000 payment obligation as indebtedness incurred to retire the 25,000 shares of preferred stock. The acquisition of NRI resulted in goodwill of $195,000 which will be amortized using the straight-line method over 20 years.

[B] On December 30, 1994, the Company acquired Metal Recovery, Inc. (MRI) whose sole asset is an indirect 19.6% limited partnership interest in a currently inactive partnership engaged in the business of scrap metal recovery (the Partnership). The acquisition of MRI resulted in goodwill of $22,000 which is being written off over 20 years using the straight line method. The Company acquired MRI from its three stockholders (the ACI Principals), who also hold the 13,000 shares of the Company's Series A preferred stock acquired by the ACI Principals from the stockholders of NRC in a separate transaction. The purchase price for MRI included 120,000 shares of Common Stock and the right to additional shares of Common Stock upon the satisfaction of certain conditions which have not been met. The 120,000 shares of Common Stock and 13,000 shares of Series A preferred stock are referred to as the ACI Equity Securities. The Company has agreed to assist the ACI Principals in liquidating the ACI Equity Securities for at least $2,400,000 prior to September 30, 1996 by purchasing or arranging for the sale of these securities, or including the ACI Equity Securities in a registration statement prior to September 30, 1996 (ACI Sale Obligation).

In connection with the restructuring of the acquisition of NRI, discussed above, the Company has transferred a portion of MRI's interest in the Partnership to NRC, and the ACI Principals caused the Partnership to redeem this interest for $1,170,000 in partial satisfaction of the Company's February 28, 1995 payment obligations. This amount has been treated as a loan to the Company.

The ACI Principals have the right to reacquire the Company's interests in MRI and NRI in exchange for the ACI Equity Securities (the ACI Option) if the
Company:

    1)   defaults under the terms of the installment note, under [A];
    2)   fails to meet the ACI Sale Obligation; or
    3) if the Company defaults in its other obligations under the various agreements related to the acquisition of MRI or the restructuring of the acquisition of NRI, under [A].

In addition, until the Company meets the ACI Sale Obligation, the Company is subject to certain restrictions on its ability to operate NRI and MRI.

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        --------------------------------------
                        --------------------------------------


NOTE 2 - ACQUISITIONS (CONTINUED)

The unaudited pro forma summary financial statements which follow have been prepared assuming that the exercise of the ACI Option occurred as of September 30, 1995 for purposes of the pro forma balance sheet and that the exercise of the ACI Option occurred for purposes of the pro forma statement of operations. In addition to combining the historical results of operations of the entities, the pro forma calculations include adjustments for the estimated effect on the Company's historical results of operations of the write-off of goodwill related to the acquisition of MRI.

                    UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                                  SEPTEMBER 30 ,1995


ASSETS
                                RECYCLING                                              PRO FORMA
                               INDUSTRIES,           ACI               PRO FORMA     SEPTEMBER 30,
                                  INC.              OPTION            ADJUSTMENT         1995
                             ---------------    ----------------    --------------    --------------


Current Assets              $     2,067,000    $     (1,707,000)   $        -        $      360,000
Other Assets                      8,230,000          (7,475,000)         (188,000)          567,000
                             ---------------    ----------------    --------------    --------------
                            $    10,297,000    $     (9,182,000)   $     (188,000)   $      927,000
                             ---------------    ----------------    --------------    --------------
                             ---------------    ----------------    --------------    --------------


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                RECYCLING                                              PRO FORMA
                               INDUSTRIES,           ACI               PRO FORMA     SEPTEMBER 30,
                                  INC.              OPTION            ADJUSTMENT         1995
                             ---------------    ----------------    --------------    --------------


Current liabilities         $     1,691,000    $     (1,166,000)   $         -       $      525,000
Long-term debt                    2,152,000          (2,152,000)             -                 -
Stockholders' equity
  (deficit)                       6,454,000          (5,864,000)         (188,000)          402,000
                             ---------------    ----------------    --------------    --------------

                            $    10,297,000    $     (9,182,000)   $     (188,000)   $      927,000
                             ---------------    ----------------    --------------    --------------
                             ---------------    ----------------    --------------    --------------


                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        --------------------------------------
                        --------------------------------------


NOTE 2 - ACQUISITIONS (CONTINUED)

               UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                        FOR THE YEAR ENDED SEPTEMBER 30, 1995


                                RECYCLING                                              PRO FORMA
                               INDUSTRIES,           ACI               PRO FORMA     SEPTEMBER 30,
                                  INC.              OPTION            ADJUSTMENT         1995
                             ---------------    ----------------    --------------    --------------


Revenues                    $    13,853,000    $    (13,847,000)   $         -       $        6,000
Costs and expenses               13,555,000         (12,007,000)          168,000         1,716,000
                             ---------------    ----------------    --------------    --------------

Income (loss) before
 extraordinary gain                 298,000          (1,840,000)         (168,000)       (1,710,000)

Extraordinary gain from
 settlement of debts                806,000                -                -               806,000

(Benefit) from income taxes        (711,000)            711,000             -                  -
                             ---------------    ----------------    --------------    --------------

Net income (loss)           $     1,815,000    $     (2,551,000)   $     (168,000)   $     (904,000)
                             ---------------    ----------------    --------------    --------------
                             ---------------    ----------------    --------------    --------------

(Loss) per common share:
Before extraordinary gain                                                            $         (.27)
Extraordinary gain                                                                              .13
                                                                                      --------------

Net (loss) per common share                                                           $        (.14)
                                                                                      --------------
                                                                                      --------------


The unaudited pro forma results of operations which follow assume that the acquisition of NRI had occurred at the beginning of each period for 1994 and 1993. For the year ended September 30, 1995, the operations of NRI are included in the consolidated balances of the Company.


                                                                       YEAR ENDED SEPTEMBER 30,
                                                                  ----------------------------------
                                                                        1994               1993
                                                                  ---------------    ---------------


Revenues                                                         $    11,348,000    $     9,781,000
Income (loss)from continuing operations,
  net of taxes                                                   $      (857,000)   $    (2,807,000)
Net income (loss) after extraordinary items
  and income taxes                                               $      (639,000)   $    (2,332,000)
Income (loss) from continuing
  operations, net of taxes per common share                      $          (.34)   $         (1.18)
Net income (loss) after extraordinary
  items and income taxes per common share                        $          (.25)   $          (.98)


                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        --------------------------------------
                        --------------------------------------


NOTE 3 - FORMER JOINT VENTURE

In 1993, the Company entered into a settlement with a former joint venture partner in which the Company agreed to make a series of payments totaling $622,000 by October 31, 1993. The Company subsequently defaulted on its payment obligations. On June 30, 1994, the Company and certain related parties entered into a master agreement providing for the settlement of all amounts owed to the former joint venture partner. Pursuant to this agreement, the Company issued 145,000 shares of Common Stock for its outstanding principal and penalty interest balance of $725,000. Such shares were issued in connection with the 548,376 shares of Common Stock issued in 1994 on the conversion of $1,351,000 in liabilities (see Note 17).

NOTE 4 - ENGINEERING PLANS

The Company capitalizes all external direct costs associated with permitting and plant facilities start-up which mainly include engineering, legal and consulting fees, travel and other costs associated with developing projects and obtaining permits. Internal costs associated with plant facilities start-up are expensed as incurred. Capitalized project costs are being amortized over five years using the straight-line method beginning with the earlier of the commencement of plant operations or two years from the date the project begins accumulating costs. During fiscal 1995, 1994 and 1993 the Company incurred amortization costs of $217,000, $217,000 and $344,000, respectively.

Capitalized engineering plans are those costs related to active projects and potential plant site locations. At the time a permit application is infeasible, based upon management's determination, all costs associated with the project which are not transferable to other projects are charged to operations. During 1994 and 1993, $208,000 and $549,000, respectively, of project start-up costs were written off because the permit applications were determined to be infeasible.

NOTE 5 - FACTORING AGREEMENTS

On May 4, 1994, the Company entered into an agreement with an unrelated third party whereby such third party agreed to purchase the Company's trade accounts receivable at 80% of face amount and to collect payments on the purchased receivables from the Company's customers. The Company was charged an administrative fee equal to 1% of the face amount of the purchased receivables and a monthly finance charge in the amount of 3% of the average daily outstanding balance of all purchased receivables. The Company was required to repurchase any receivables not collected from customers within 90 days.

On August 12, 1994, the Company entered into an agreement, which replaced the above factoring agreement, with a partnership comprised of the stockholders of NRC who are also preferred stockholders of the Company, whereby the partnership agreed to purchase the Company's trade accounts receivable at 85% of face value. Under the terms of the factoring agreement, the partnership is entitled to a finance charge of 1.5% per month of the average daily outstanding balance. The Company is required to repurchase any receivables not collected from customers within 90 days. The original term of the agreement was for a period of 18 months and continues on a month-to-month basis thereafter unless terminated by either party. Purchased receivables balances outstanding at September 30, 1995
and 1994 were $197,000 and $461,000,  respectively.   Accrued finance charges at
September 30, 1995 and 1994 were $8,000 and $11,000, respectively. Total finance charges for the years ended September 30, 1995 and 1994, were $82,000 and $11,000, respectively.

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       ---------------------------------------
                       ---------------------------------------


NOTE 6 - INVENTORIES

Inventories which are pledged, consist of the following:


                                                          SEPTEMBER 30,
                                                  ---------------------------
                                                     1995           1994
                                                  ------------   ------------


  Raw materials                                  $    350,000   $    167,000
  Finished goods                                      147,000         76,000
                                                  ------------   ------------

                                                 $    497,000   $    243,000
                                                  ------------   ------------
                                                  ------------   ------------


NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment (substantially all of which is pledged) consists of the following:

                                                          SEPTEMBER 30,
                                                  ----------------------------
                                                     1995            1994
                                                  ------------    ------------

  Land                                           $  1,640,000    $  1,340,000
  Building and improvements                           365,000         365,000
  Heavy machinery and
    equipment                                       1,472,000       1,432,000
  Automotive shredder                               3,161,000       3,103,000
  Assets under capital lease                          118,000            -
  Transportation equipment                            561,000         443,000
  Office equipment                                    121,000         114,000
                                                  ------------    ------------


     Total                                          7,438,000       6,797,000

  Less accumulated depreciation
    and amortization                                 (752,000)       (207,000)
                                                  ------------    ------------

                                                 $  6,686,000    $  6,590,000
                                                  ------------    ------------
                                                  ------------    ------------

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        --------------------------------------
                        --------------------------------------


NOTE 8 - OTHER ASSETS

Other assets consist of the following:


                                                          SEPTEMBER 30,
                                                  ----------------------------
                                                     1995            1994
                                                  ------------    ------------
 Acquisition costs                               $     61,000    $    164,000
 Goodwill, net of accumulated
   amortization of $29,000 and
   $7,000 and $40,000
   (see Note 2)                                       188,000         168,000
 Investment in affiliate, at cost                     277,000            -
 Engineering plans, net of
   accumulated amortization of
   $899,000, $682,000 and $930,000                    188,000         405,000
 Patent rights                                         25,000          25,000
 Other                                                  5,000            -
                                                  ------------    ------------

                                                 $    744,000    $    762,000
                                                  ------------    ------------
                                                  ------------    ------------

INVESTMENT IN AFFILIATE

Effective June 30, 1995 the Company acquired a 20% interest in The Loef Company, Inc. (Loef), a ferrous and non-ferrous metals recycler. Under the terms of an agreement with the 80% stockholder of Loef, the Company's interest will be maintained at 20% if the Company pays $200,000 to the 80% stockholder before June 30, 1996, otherwise the interest may be reduced to 15%.

Under the terms of the agreement, the Company paid certain expenses in connection with the acquisition in the amount of $277,000 and extinguished certain warrants (see Note 17). The acquisition of the Company's interest in Loef was recorded using the cost method of accounting.

NOTE 9 -  NOTE RECEIVABLE, RELATED PARTY

On April 11, 1994 the Company sold its 25% ownership interest in a formerly wholly-owned subsidiary to Caside Associates (CA), a stockholder of the Company, in exchange for a $2,000,000 note receivable. At September 30, 1994, the sales price was renegotiated to $900,000. The note requires 6% monthly interest only payments for two years and principal repayments are due quarterly from 1996 to 1998.

The gain on the sale was recognized using the cost-recovery method since the
collection of the sales price was not reasonably assured.   Under the cost-
recovery method, gain on the sale is postponed until all costs are recovered, then all receipts are recognized as profit. As a result of the sale, a deferred gain in the amount of $751,000 has been recorded. At September 30, 1994, no gain has been recognized since all costs had not yet been recovered.

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        --------------------------------------
                        --------------------------------------


NOTE 9 -  NOTE RECEIVABLE, RELATED PARTY (CONTINUED)

As of September 30, 1995, management determined that the note receivable from CA was permanently impaired. Therefore, the Company recorded an allowance for the total remaining unpaid balance of $874,000 and removed the deferred gain on the sale, recognizing a bad debt expense of $123,000.

NOTE 10 - INCOME TAXES

Pursuant to the terms of its acquisition of MRI, the Company included a $3,500,000 capital gain realized prior to such acquisition on its consolidated 1994 tax return and utilized a portion of its net operating loss carryforward generated in prior years to offset the capital gain. Management believes its position has merit based on its interpretation of the Internal Revenue Code and an opinion by its tax counsel. However, the Company has not obtained a prior ruling from the Internal Revenue Service (IRS) and has no assurances that the IRS will concur with its interpretation. If the IRS were to successfully challenge the position taken on this issue, the Company could be required to pay approximately $1,200,000 in additional income taxes plus penalties and interest and the $3,500,000 net operating loss utilized on its consolidated 1994 tax return would be available to offset future taxable income generated by the Company.

During fiscal year 1995, management determined that the net operating loss generated from prior years in the amount of $6,900,000 was more likely than not to be used in the near future due to taxable income generated by NRI, Anglo and Mid- America. Therefore, a net deferred tax asset of $800,000 has been recorded as of September 30, 1995. During 1995, net operating losses in the amount of $3,700,000 were utilized to reduce taxable income. However, alternative minimum tax of approximately $86,000 was payable for 1995 because of the 90% alternative net operating loss limitation. Net operating loss carryforwards available for future use through the year 2009 are $6,900,000 at September 30, 1995.

                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     --------------------------------------
                     --------------------------------------


NOTE 10 - INCOME TAXES (CONTINUED)

The components of deferred tax assets and (liabilities) are as follows:

                                                         SEPTEMBER 30,
                                               --------------------------------
                                                   1995               1994
                                               -------------      -------------

Total deferred tax assets                      $   1,021,000      $   2,293,000
Less valuation allowance                            (221,000)        (2,293,000)
                                               -------------      -------------
                                                     800,000              -
Total deferred tax (liabilities)                       -                  -
                                               -------------      -------------

Net deferred tax asset                         $     800,000      $       -
                                               -------------      -------------
                                               -------------      -------------


The tax effects of temporary differences and net operating loss carryforwards that give rise to deferred tax assets and (liabilities) are as follows:

                                                         SEPTEMBER 30,
                                               --------------------------------
                                                   1995               1994
                                               -------------      -------------

Temporary differences:

  Property and equipment                       $  (1,743,000)     $  (1,674,000)
  Valuation allowance                               (221,000)        (2,293,000)
  Research and development costs                      78,000             78,000
  Engineering plans                                  306,000            232,000
  Goodwill                                            10,000             -
  Allowance for doubtful accounts                      3,000              9,000
  Net operating loss carryforwards                 2,367,000          3,648,000
                                               -------------      -------------
                                               $     800,000      $       -
                                               -------------      -------------
                                               -------------      -------------

                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      ------------------------------------
                      ------------------------------------


NOTE 10 - INCOME TAXES (CONTINUED)

The (benefit) for income taxes consists of the following:

                                                         SEPTEMBER 30,
                                               --------------------------------
                                                   1995               1994
                                               -------------      -------------

Current                                        $      89,000      $       -
Deferred                                            (800,000)             -
                                               -------------      -------------

                                               $    (711,000)     $       -
                                               -------------      -------------
                                               -------------      -------------

The components of deferred income tax (benefit) expense are as follows:

                                                         SEPTEMBER 30,
                                               --------------------------------
                                                   1995               1994
                                               -------------      -------------

Bad debt expense                               $       6,000      $      (8,000)
Depreciation expense                                  69,000          1,674,000
Engineering costs                                    (74,000)          (145,000)
Goodwill amortization                                (10,000)            -
Accrued salaries - officers                           -                  20,000
Net operating loss carryforward                    1,281,000           (482,000)
Valuation allowance                               (2,072,000)        (1,059,000)
                                               -------------      -------------

                                               $    (800,000)     $      -
                                               -------------      -------------
                                               -------------      -------------

                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       ----------------------------------
                       ----------------------------------


NOTE 10 - INCOME TAXES (CONTINUED)

Following is a reconciliation of the amount of income tax (benefit) expense that would result from applying the statutory federal income tax rates to pre-tax income and the reported amount of income tax expense:

                                                         SEPTEMBER 30,
                                               --------------------------------
                                                   1995               1994
                                               -------------      -------------

Tax expense (benefit) at
  federal statutory rates                      $     374,000      $    (314,000)
Capital gains - MRI                                1,190,000             -
Change in valuation allowance                     (2,072,000)           480,000
Other                                               (203,000)          (166,000)
                                               -------------      -------------

                                               $    (711,000)     $      -
                                               -------------      -------------
                                               -------------      -------------

NOTE 11 - ECONOMIC DEPENDENCY

The Company is economically dependent on major customers for annual sales. Such customers comprised the following percentages of revenues:

                                                         SEPTEMBER 30,
                                               --------------------------------
                                                   1995               1994
                                               -------------      -------------

Customer A                                             37.9%              29.9%

Customer B                                             16.2%              19.7%

Customer C                                             10.8%              18.7%

                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       -----------------------------------
                       -----------------------------------


NOTE 12 - NOTES PAYABLE

Notes payable outstanding at September 30, 1995 and 1994 consisted of:

                                                         SEPTEMBER 30,
                                               --------------------------------
                                                   1995               1994
                                               -------------      -------------

Notes to entity, interest at prime (7.75% at
September 30, 1994), for which the Company
is not accruing interest (approximately
$160,000 at September 30, 1995).  The Company
has received no requests for payment since
December 1989 and has recorded an allowance
against the note payable balance and recognized
a $300,000 gain on extinguishment of debt
(see Note 18).                                 $       -          $     300,000

Note to individuals, interest at 18%, with
principal due various dates through January
1994 with certain notes cosigned by an officer
and director of the Company, unsecured.               43,000             65,000

Note to an engineering firm, interest at 12%.
The note was discharged in 1995 pursuant to
a negotiated settlement (see Note 18).                 -                 46,000

Note to an individual, interest at prime plus 1%
(9.5% at September 30, 1994) with principal and
all unpaid accrued interest due in January 1993.
Unsecured.  The note was paid in 1995.                 -                 50,000

Note to a law firm, interest at 10% to 12%,           18,000             30,000
principal and interest paid March 1996.        -------------      -------------

                                               $      61,000      $     491,000
                                               -------------      -------------
                                               -------------      -------------

                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        ---------------------------------
                        ---------------------------------


NOTE 13 - NOTES PAYABLE - RELATED PARTIES

During the year ended September 30, 1993, First Dominion Holdings, Inc. (FD), a corporation wholly-owned by the Company's chief executive officer/majority stockholder, advanced the Company $676,000 for working capital purposes. The advance was non-interest bearing and due on demand. During the year ended September 30, 1994, there were advances and repayments on the note and $887,000 of the balance was converted to 591,333 shares of Series B preferred stock (see
Note 17). At September 30, 1994 the balance on the note was $8,000. During 1995 the note was paid.

                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        ---------------------------------
                        ---------------------------------


NOTE 14 - LONG-TERM DEBT

                                                         SEPTEMBER 30,
                                               --------------------------------
                                                   1995               1994
                                               -------------      -------------

Notes payable to former owners of NRC,
interest at varying amounts with monthly
payments of $38,732; due through February
2003; collateralized by the assets of the
Company. Notes were paid as part of the
restructure of NRI (see Note 2).               $       -          $   2,429,000

Notes payable to financial institution;
principal and interest at the prime rate
plus 2%, respectively; due on demand; if no
demand is made, then in monthly payments of
$12,190 through 1997; collateralized by
equipment.                                           122,000            252,000

Notes payable to financing company; principal
and interest at 7.5%; due October 1997;
monthly payments of $2,418; collateralized by
equipment.                                            54,000             81,000

Note to a group of investors; at 5%; principal
and interest due December 31, 1995; unsecured.       125,000            125,000

Other obligations, principally payable in
monthly installments including interest at
9.5% to 18%, collateralized by various
equipment.                                            58,000             17,000
                                               -------------      -------------
                                                     359,000          2,904,000
Less current portion                                 227,000          2,502,000
                                               -------------      -------------

     Long-Term Debt                            $     132,000      $     402,000
                                               -------------      -------------
                                               -------------      -------------

                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       ---------------------------------
                       ---------------------------------


NOTE 14 - LONG-TERM DEBT (CONTINUED)

Maturities of long-term debt are as follows for the periods ending:

                                               SEPTEMBER 30,
                                                   1995
                                               -------------
  1996                                         $     227,000
  1997                                                88,000
  1998                                                25,000
  1999                                                12,000
  2000                                                 7,000
  Thereafter                                           -
                                               -------------

                                               $     359,000
                                               -------------
                                               -------------

NOTE 15 - LONG-TERM DEBT - RELATED PARTY

                                                         SEPTEMBER 30,
                                               --------------------------------
                                                   1995               1994
                                               -------------      -------------


$2,000,000 note payable to NRC with 22
monthly payments of principal and interest at
10%; due January 1997; monthly payments
of $30,000 and one balloon payment in
January 1997 of $1,671,000; collateralized
by stock, property and equipment.              $   1,902,000      $       -

Other notes due to related parties with
 interest at 8.5% to 12%.                            295,000            125,000
                                               -------------      -------------
                                                   2,197,000            125,000
Less current portion                                 218,000              8,000
                                               -------------      -------------

Long-Term Debt, Related Party                  $   1,979,000      $     117,000
                                               -------------      -------------
                                               -------------      -------------

                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       ---------------------------------
                       ---------------------------------


NOTE 15 - LONG-TERM DEBT - RELATED PARTY (CONTINUED)

Maturities of long-term debt-related parties are as follows for the periods ending:

                                                                  SEPTEMBER 30,
                                                                  -------------
                                                                       1995
                                                                  -------------

  1996                                                            $     218,000
  1997                                                                1,979,000
                                                                  -------------

                                                                  $   2,197,000
                                                                  -------------
                                                                  -------------

Under the terms of the $2,000,000 note payable to NRC the Company is required 1) to maintain adequate insurance coverage for its facilities, equipment and operations; 2) to maintain certain financial ratios; 3) to conduct the business of NRI substantially as conducted in December 1994; and 4) to obtain prior approval of NRC prior to incurring additional debt in excess of predetermined amounts.

                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       ---------------------------------
                       ---------------------------------


NOTE 16 - RELATED PARTY TRANSACTIONS

In addition to transactions with related parties discussed throughout the notes to the financial statements, the following related party transactions have taken place.

During 1993, a former subsidiary of the Company incurred legal fees of $60,000 to an attorney who is a stockholder of the Company.

During 1995 and 1994, the Company purchased raw materials from related entities in the amounts of $1,713,000 and $594,000, respectively. The purchase price of the raw materials approximates the cost paid to other large bulk suppliers to the Company.

NOTE 17 - STOCKHOLDERS' EQUITY

NON-QUALIFIED STOCK OPTIONS AND WARRANTS

The Company has outstanding options and warrants to acquire an aggregate of 5,658,946 shares of the Company's Common Stock, substantially all of which have exercise prices ranging from $.90 to $7.50 per share.

STOCK OPTIONS

During 1992, the Company's Board of Directors adopted an incentive stock option plan and a non-qualified stock option plan, which were both subsequently approved by the stockholders. The stock option plans provide for 200,000 and 50,000 shares, respectively, to be reserved. Options under the non-qualified stock option plan may be issued at such prices and at such terms as determined by the Board of Directors. Currently, 32,000 options have been issued under the incentive stock option plan and are exercisable at $2.50 to $6.25 per share.

1995 STOCK OPTION PLAN

The 1995 Plan provides for the grant of stock options to employees, officers and employee directors of the Company. An aggregate of 2,000,000 shares of Common Stock are authorized for issuance under the 1995 Plan. Concurrently with the adoption of the 1995 Plan by the Board of Directors on December 27, 1995, options to acquire 750,000 shares of Common Stock at an exercise price of $2.87 per share were granted to certain officers of the Company. These options and the 1995 Plan are subject to approval by the Company's shareholders at the 1996 annual meeting of shareholders. The 1995 Plan terminates on December 27, 2006. Options granted under the 1995 Plan must have an exercise price of not less than 80% of the fair market value of the Common Stock on the date of grant, and their term may not exceed ten years.

                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       ---------------------------------
                       ---------------------------------


NOTE 17 - STOCKHOLDERS' EQUITY (CONTINUED)

DIRECTOR STOCK OPTION PLAN

The Director Plan provides for the grant of stock options to existing and future
Independent Directors of the Company.   Three individuals who were serving as
Independent Directors on December 27, 1995, each received an initial grant of 5,000 options (for a total of 15,000 options granted) under the Director Plan having an exercise price of $2.87 per share, the fair market value per share of the Common Stock on that date. These options and the Director Plan are subject to approval by the Company's shareholders at the 1996 annual meeting of shareholders. The Director Plan terminates on December 27, 2006. Options granted under the Director Plan will be exercisable commencing six months after the date of grant and continuing for five years from the date of grant.

COMMON STOCK

On June 1, 1993, the Company's Board of Directors adopted a Consulting and Services Compensation Plan (Plan). The Plan provides for 60,000 shares of Common Stock to be reserved which were contained in a registration statement filed during June 1993. Under the terms of the Plan, stock options may be granted in lieu of Common Stock under such terms as determined by the Company's Board of Directors. At September 30, 1994 and 1993, 39,600 and 20,000 shares of registered Common Stock were issued under the plan for $242,000 and $149,000 for professional services, respectively.

On January 1, 1994, the Company's Board of Directors adopted a Consulting Agreement (Agreement). The Agreement provides for 150,000 shares of Common Stock to be issued for cash and/or services which were contained in a registration statement filed during June of 1994. During 1994, 30,000 shares of registered Common Stock were issued for $56,250 in professional services provided under the Agreement.

During 1994, $1,351,000 of liabilities were converted to 548,376 shares of Common Stock.

PREFERRED STOCK CONVERSION

On November 9, 1995, 300,000 shares of Series B preferred stock were converted into 12,000 shares of Common Stock.

During 1993, the chief executive officer/majority stockholder of the Company converted accrued salary in the amount of $120,000 to additional paid-in capital. During 1994, the chief executive officer/majority stockholder of the Company converted accrued salary in the amount of $246,000 to an equity security payable in the future at a price per share to be determined at the time of issuance. During 1995, the equity security was converted as partial compensation for the "W" Right.

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        -------------------------------------
                        -------------------------------------

NOTE 17 - STOCKHOLDERS' EQUITY (CONTINUED)

PRIVATE PLACEMENT OFFERING DATED FEBRUARY 1, 1995 (FEBRUARY 1995 PRIVATE PLACEMENT)

As of April 17, 1995, the closing date of the February Private Placement, the Company received $1,984,000 (net of offering costs of approximately $218,000) from the sale of 1,946,400 shares of Common Stock and warrants (Series G Warrants) to acquire up to 1,236,878 shares of Common Stock, including $450,000 in bridge loans (including accrued interest) that were converted into units offered under the February Private Placement.

The Series G Warrants are exercisable from the date of their issuance through the three years from the effective date of the Company's initial registration statement at $7.50 per share. Under certain conditions as set forth in the warrant agreement, the Company may redeem the Series G Warrants prior to their expiration, at a redemption price of $.25 per Series G Warrant upon not less than 30 days prior written notice to the warrant holders.

In connection with the offering, the Company issued to the placement agent 139,828 warrants (placement agent warrants) to purchase two shares of Common Stock and one Series H Warrant, which are exercisable for a three year period commencing one year from the date of issuance, at an exercise price of $1.80. Upon exercise of the placement agent warrants, the Company will issue up to 139,828 Series H Warrants each to purchase one share of Common Stock at an exercised price of $7.50 per share. The Series H Warrants are exercisable for a three year period commencing one year from the date of issuance and are not redeemable by the Company.

PRIVATE PLACEMENT OFFERING DATED MAY 24, 1995 (MAY 1995 PRIVATE PLACEMENT)

As of July 31, 1995, the closing date of the May Private Placement, the Company received $1,248,000 (net of offering costs of approximately $372,000) from the sale of 1,800,000 shares of Common Stock and warrants (Series G Warrants) to acquire up to 900,000 shares of Common Stock. The Series G Warrants are exercisable from the date of their issuance through the three years from the effective date of the Company's initial registration statement at $7.50 per share. Under certain conditions as set forth in the warrant agreement, the Company may redeem the Series G Warrants prior to their expiration, at a redemption price of $.25 per Series G Warrant upon not less than 30 days' prior written notice to the warrant holders.

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        -------------------------------------
                        -------------------------------------

NOTE 17 - STOCKHOLDERS' EQUITY (CONTINUED)

In connection with the offering, the Company issued to the placement agent 73,560 warrants (placement agent warrants) to purchase two shares of Common Stock and one Series H Warrant, which are exercisable for a three year period commencing one year from the date of issuance, at an exercise price of $1.80. Upon exercise of the placement agent warrants, the Company will issue up to 73,560 Series H Warrants each to purchase one share of Common Stock at an exercised price of $7.50 per share. The Series H Warrants are exercisable for a three year period commencing one year from the date of issuance and are not redeemable by the Company.

The Company has issued 2,136,878 Series G Warrants to date. No warrants have been exercised to date.

PRIVATE PLACEMENT OFFERING DATED JANUARY 31, 1996 (JANUARY 1996 PRIVATE
PLACEMENT)

As of January 31, 1996, the closing date of the January Private Placement, the Company received $2,228,000 (net of offering costs of approximately $633,000) from the sales of 1,040,636 shares of Common Stock and warrants (Series J Warrants) to acquire up to 682,078 shares of Common Stock, in addition $1,138,000 in bridge loans (including accrued interest) were converted into units offered under the January 31, 1996 Private Placement (see Note 13).

The Series J warrants are exercisable for a three-year period commencing on the effectiveness of a registration statement covering the shares received upon their exercise. The exercise price of the Series J warrants will be reduced to $5.40 per share in the event that the Company fails to repurchase certain shares of Common Stock by May 31, 1996 and will reduce by $.35 per share for each month subsequent to September 1996 (June 1996 in the event such stock purchase is not effected by May 31) in which a registration statement covering the shares issuable upon exercise of the Series J Warrants is not effective.

In connection with the offering, the Company issued to the placement agent 65,445 warrants (placement agent warrants) to purchase two shares of Common Stock and one Series H Warrant, which are exercisable for a three year period commencing one year from the date of issuance, at an exercise price of $2.75. Upon exercise of the placement agent warrants, the Company will issue up to 65,445 Series H Warrants each to purchase one share of Common Stock at an exercised price of $7.50 per share. The Series H Warrants are exercisable for a three year period commencing one year from the date of issuance and are not redeemable by the Company.

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        -------------------------------------
                        -------------------------------------

NOTE 17 - STOCKHOLDERS' EQUITY (CONTINUED)

PREFERRED STOCK

SERIES A - The Company issued 13,000 shares, as restructured, of Series A preferred stock in connection with the acquisition of NRI. Series A preferred stock is without par value, is non-voting and has no liquidation preferences with respect to any other class or series of the Company's common or preferred stock. In addition, the holders of Series A preferred stock shall be entitled to dividends on the same basis as holders of the Company's Common Stock. They are convertible into Common Stock at a price per share on the date the Company files a registration statement so that conversion of the 13,000 shares will equal $1,040,000 (see Note 2[A]).

SERIES B - On March 31, 1994, the Company owed FD $887,000. On that date the Company issued 591,333 shares of Series B preferred stock, no par value, in exchange for that debt at $1.50 per share. The shares have voting rights under limited conditions, are redeemable at $1.50 per share at the option of the Company, and are convertible into Common Stock at one share of Common Stock for each five shares of preferred stock.

On January 25, 1995, the Company exchanged 291,333 shares of Series B preferred stock as partial consideration for the "W" right and on November 9, 1995, the remaining 300,000 shares were converted into 12,000 shares of Common Stock.

W RIGHT

On January 25, 1995, the Company conditionally granted to the chief executive officer/majority stockholder the right ("W" Right) to acquire shares of Common Stock valued at $1,187,500 in exchange for: 1) the purchase of MSW technology owned by FD and the chief executive officer/majority stockholder; 2) 291,333 Series B preferred shares owned by FD; and 3) the forgiveness of $1,187,500 of accrued salary, royalties and other amounts due to the chief executive officer/majority stockholder of which $246,000 was recorded as accrued salary payable in equity security as of September 30, 1994. On August 8, 1995, the officer/majority stockholder exercised that "W" Right and was issued 1,319,445 shares of Common Stock.

NOTE 18 - EXTRAORDINARY ITEMS

The Company owed $510,000 for professional services to a law firm. The Company extinguished $475,000 of the debt in 1993 for $5,000 cash and a $30,000 promissory note. During 1993, the extinguishment of $475,000 has been recorded as an extraordinary gain.

During 1994, the Company extinguished $347,000 of debt for $17,000 cash and $112,000 in notes payable thereby recognizing an extraordinary gain of $218,000.

During 1995, the Company extinguished $896,000 of debt for $90,000 cash thereby recognizing an extraordinary gain of $806,000.

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        -------------------------------------
                        -------------------------------------

NOTE 19 - COMMITMENTS AND CONTINGENCIES

ENVIRONMENTAL LIABILITIES

In connection with the recycling and processing of ferrous and non-ferrous metals, the Company may come in contact with "hazardous materials" as that term is defined under various environmental laws. Although the Company screens for "hazardous materials" in its raw materials, certain items processed may inadvertently contain such materials, which could result in contamination of the waste by-products and premises. At this time the Company believes that it is in substantial compliance with all applicable environmental laws. Due to the nature of the Company's operations, changes in the environmental laws or inadvertent improper disposal of a hazardous material may result in a violation of such laws subjecting the Company to fines and responsibility for costs attributable to remediation.

LONG-TERM DEBT

In conjunction with the acquisition of MRI, previously discussed in Note 2[B], the Company executed a promissory note on February 28, 1995 in the amount of $1,200,000 payable to MRI, bearing interest at 8%, due February 28, 1998. Accrued interest is payable on March 31, 1995, and on June 30, September 30, December 31, and March 31 of each calendar year thereafter through maturity.

Under the terms of the note payable, the Company was required to transfer $1,150,000 of the proceeds from the note payable to NRI and is prohibited from obtaining any repayment from NRI until the ACI Option expires unexercised. If the ACI Option is exercised, the note payable will no longer be due to MRI.

INSURANCE

The Company partially self insures for casualty losses on property, plant and equipment at its NRI subsidiary.

NOTE 20 - LEASES

OPERATING LEASES

On June 8, 1995, the Company entered into an operating lease agreement for office space. The term of the lease is through June 2000, with monthly rent expense beginning at $1,800 and increasing to $3,900 per month.

During December 1995, the Company entered into lease agreements for yard facilities. The agreement with Anglo requires payments of $2,500 per month through December 2005 (see Note 2[C]) and the other agreement requires annual rent of $16,000 payable quarterly through December 2000.

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        -------------------------------------
                        -------------------------------------

NOTE 20 - LEASES (CONTINUED)

Future minimum lease payments are as follows for the periods ending:

                                                                SEPTEMBER 30,
                                                                    1995
                                                                -------------

   1996                                                         $      44,000
   1997                                                                45,000
   1998                                                                45,000
   1999                                                                46,000
   2000                                                                35,000
                                                                -------------

                                                                $     215,000
                                                                -------------
                                                                -------------

Rent expense for the years ended September 30, 1995, 1994 and 1993 was approximately $47,000, $48,000 and $48,000, respectively.

CAPITAL LEASES

NRI leases certain equipment under a capital lease obligation through November 1997. The obligation under the capital lease has been recorded in the accompanying financial statements at the present value of future minimum lease payments, discounted at an interest rate of 10.5%.

The Company leases the equipment acquired from Anglo under a capital lease obligation (see Note 2[C]). In connection with the lease agreement, the Company issued a warrant to the leasing company to acquire 53,600 shares of the Company's Common Stock at $5.00 per share exercisable over a period of three years from the date of issuance. At March 31, 1996, the Company was in violation with certain covenants under the capital lease obligation. The lessor has granted the Company a waiver of lease covenant violations through April 1, 1997 and the Company anticipates negotiating with the lessor to amend the lease agreement to revise the provisions for which the Company is not in compliance.

The capitalized cost, accumulated depreciation, and depreciation expense relating to this equipment was as follows for the periods ended:

                                                                SEPTEMBER 30,
                                                                    1995
                                                                -------------

Capitalized cost                                                $     118,000
Accumulated depreciation                                               (6,000)
                                                                -------------

                                                                $     112,000
                                                                -------------
                                                                -------------

Depreciation expense                                            $       6,000
                                                                -------------
                                                                -------------

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        -------------------------------------
                        -------------------------------------

NOTE 20 - LEASES (CONTINUED)

The future minimum lease payments under the capital lease and net present value of future minimum lease payments are as follows for the periods ending:
                                                                SEPTEMBER 30,
                                                                    1995
                                                                -------------

  1996                                                          $      44,000
  1997                                                                 41,000
  1998                                                                  6,000

  Total future minimum payments                                        91,000
  Amount representing interest                                        (13,000)
                                                                -------------

  Present value of future minimum lease payments                       78,000

  Less current portion                                                (37,000)
                                                                -------------

                                                                $      41,000
                                                                -------------
                                                                -------------

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        -------------------------------------
                        -------------------------------------

NOTE 21 - SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS FOR
                  NONCASH INVESTING AND FINANCING ACTIVITIES



                                                                          FOR THE YEAR ENDED
                                                                             SEPTEMBER 30,
                                                                     -----------------------------
                                                                          1995            1994
                                                                     --------------   -------------

Cash paid for interest                                               $      407,000   $        -
                                                                     --------------   -------------
                                                                     --------------   -------------
Stock issued for conversion of bridge financing                      $      150,000   $        -
                                                                     --------------   -------------
                                                                     --------------   -------------
Acquisition of subsidiaries for stock                                $         -      $   6,725,000
                                                                     --------------   -------------
                                                                     --------------   -------------
Purchase of equipment for notes payable                              $       56,000   $       5,000
                                                                     --------------   -------------
                                                                     --------------   -------------
Sale of 25% interest in subsidiary for note
  receivable                                                         $         -      $     900,000
                                                                     --------------   -------------
                                                                     --------------   -------------
Reversal of deferred gain on sale of subsidiary                      $      751,000   $        -
                                                                     --------------   -------------
                                                                     --------------   -------------
Common stock issued for relief of debt                               $         -      $   1,351,000
                                                                     --------------   -------------
                                                                     --------------   -------------
Preferred stock issued for extinguishment
  of debt                                                            $         -      $     887,000
                                                                     --------------   -------------
                                                                     --------------   -------------
Conversion of accrued salary to equity                               $         -      $     246,000
                                                                     --------------   -------------
                                                                     --------------   -------------
Restructure of preferred stock to debt                               $    2,300,000   $        -
                                                                     --------------   -------------
                                                                     --------------   -------------
Issuance of common stock to chief executive
  officer                                                            $      437,000   $        -
                                                                     --------------   -------------
                                                                     --------------   -------------
Acquisition of equipment under capital lease                         $      113,000   $        -
                                                                     --------------   -------------
                                                                     --------------   -------------


                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        -------------------------------------
                        -------------------------------------

NOTE 22 - SUBSEQUENT EVENTS

ACQUISITION OF ANGLO
On December 11, 1995, the Company acquired substantially all of the assets and the business of Anglo Metal, Inc.dba Anglo Iron & Metal (Anglo). The assets acquired from Anglo consisted of a heavy duty automotive shredder, inventories, metal shearing equipment, balers, heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The Company also purchased from Anglo certain real property, buildings and leasehold improvements used in the metal recycling business.

The purchase price for Anglo was $6,065,000 comprised of: $2,079,000 in cash; $1,865,000 note which is to be paid in ten monthly installments of $186,500 beginning in February 1996; a $446,000 secured promissory note payable in 60 consecutive monthly installments of $9,000, including interest; a $750,000 unsecured note payable in 72 equal consecutive monthly installments of $10,400; and 227,693 shares of Common Stock valued at $925,000.

Of the cash paid at the closing of the acquisition, $1,800,000 was obtained through a sale-leaseback transaction with Ally Capital Corporation, collateralized by all of Anglo's machinery and equipment, accounts receivable and inventories, which has been recorded as a capital lease.

The terms of the sale-leaseback provide for 60 consecutive monthly lease payments of $41,000 with a bargain purchase option at the end of the lease term. The lease contained numerous covenants for maintaining certain financial ratios and earnings levels (see Note 20). The remaining $279,000 paid at closing was obtained from the operating cash reserves and working capital of the Company.

The Company signed a consulting and non-competition agreement with the president of Anglo. The term of the non-compete portion is for six years and is valued at $1,000,000 which will be amortized over the term of the agreement using the straight line method. The consulting portion is for a term of six months and is payable $5,000 per month.

RII also entered into a sublease agreement with Anglo for three yard facilities for $2,500 a month through December 10, 2005.

The real property acquired from Anglo and the Common Stock issued by the Company have been placed in escrow to provide for the remediation of environmental contamination related to the operations of Anglo prior to the acquisition.

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        -------------------------------------
                        -------------------------------------

NOTE 22 - SUBSEQUENT EVENTS (CONTINUED)

The purchase price of Anglo has been allocated as follows:

  Equipment under capital lease                       $    1,800,000
  Contract to acquire land and buildings                      70,000
  Covenant not to compete                                  1,000,000
  Inventories                                              1,365,000
  Purchase price in excess of net assets acquired          1,830,000
                                                      --------------

     Total purchase price                                  6,065,000

  Notes payable                                           (3,061,000)
  Common Stock                                              (925,000)
                                                      --------------

      Cash paid at closing                                 2,079,000
      Capital lease obligation                            (1,800,000)
                                                      --------------

      Cash paid from operating capital                $      279,000
                                                      --------------
                                                      --------------

The unaudited proforma results of operations which follow assume that the acquisition of NRI had occurred at the beginning of each period for 1994 and 1993. For the year ended September 30, 1995, the operations of NRI are included in the consolidated balances of the Company. The unaudited pro forma results of operations which follow also assume that the acquisition of Anglo had occurred at the beginning of the period presented for 1995.



                                                                                      YEAR ENDED SEPTEMBER 30,
                                                                          --------------------------------------------------
                                                                              1995              1994                1993
                                                                          ------------      ------------        ------------
   Revenues                                                               $ 29,192,000      $ 11,348,000        $  9,781,000
   Income (loss) from continuing operations,
    net of taxes                                                          $  1,582,000      $   (857,000)       $ (2,807,000)
    Net income (loss) after extraordinary items
    and income taxes                                                      $  2,388,000      $   (639,000)       $ (2,332,000)
   Income (loss) from continuing operations,
    net of taxes per common share                                         $        .26      $       (.34)       $      (1.18)
   Net income (loss) after extraordinary items
    and income taxes per common share                                     $        .39      $       (.25)       $       (.98)


                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        -------------------------------------
                        -------------------------------------

NOTE 22 - SUBSEQUENT EVENTS (CONTINUED)

PRIVATE PLACEMENT

On April 8, 1996 the Company completed a private placement. The Company received $228,000 (net of offering costs of $20,000) from the sale of 90,000 shares of Common Stock and warrants (Series J Warrants) to acquire up to 45,000 shares of Common Stock at $7.50 per share. The Series J Warrants are exercisable for a three-year period commencing on the effectiveness of a registration statement covering the shares received upon their exercise. The exercise price of the Series J Warrants will be reduced to $5.40 per share in the event that the Company fails to repurchase certain shares of Common Stock by May 31, 1996 and will reduce by $.35 per share for each month subsequent to September 1996 (June 1996 in the event such stock purchase is not effected by May 31) in which a registration statement covering the shares issuable upon exercise of the Series J warrants is not effective.

In connection with the offering, the Company issued to the placement agent 4,500 warrants (placement agent warrants) to purchase two shares of Common Stock and one Series H Warrant, which are exercisable for a three year period commencing one year from the date of issuance, at an exercise price of $2.75. Upon exercise of the placement agent warrants, the Company will issue up to 4,500 Series H Warrants each to purchase one share of Common Stock at an exercised price of $7.50 per share. The Series H Warrants are exercisable for a three year period commencing one year from the date of issuance and are not redeemable by the Company.

ACQUISITION OF MID-AMERICA

On April 15, 1996, the Company acquired substantially all of the assets (excluding cash and accounts receivable) of Mid-America Shredding, Inc. The assets acquired consist of real property, buildings, a heavy duty automotive shredder mill, a wire chopping plant and heavy equipment and tools used in the business of recycling ferrous and non-ferrous metals. The purchase price totaled $1,925,000, settled through the assumption of outstanding bank debt of $1,210,000, $660,000 cash paid at closing and a $55,000 note, payable over eight months. The purchase price is allocated as follows:

     Inventories                                      $    55,000
     Land                                                 310,000
     Buildings and improvements                           560,000
     Machinery and equipment                            1,000,000
                                                      -----------
                                                      -----------
              Total                                   $ 1,925,000
                                                      -----------

                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      ------------------------------------
                      ------------------------------------


NOTE 22 - SUBSEQUENT EVENTS (CONTINUED)

AGREEMENT TO ACQUIRE WEISSMAN

In April 1996, the Company reached agreement for the purchase of the stock of Weissman Iron and Metal for cash of $12,400,000, subject to adjustment at closing. Weissman operates in the business of recycling ferrous and non-ferrous metals in and around Waterloo, Iowa. The purchase price is anticipated to be funded through a combination of a public offering of the Company's securities and bank debt.

PROPOSED FINANCING AGREEMENT

In April 1996, the Company entered into a letter of intent for a $10,000,00 to $11,000,000 financing agreement. Advances would be subject to certain asset eligibility computations and interest would be at the Bank of America Reference Rate plus 2% except for the over advance facility which would be plus 3%. The agreement would be collateralized by a first security interest on all of the Company's assets. Closing of the financing agreement is conditional upon completion of the lender due diligence including, among other things, appraisals, documentations and certain financial requirements.

PROPOSED PUBLIC OFFERING

On March 27, 1996, the Company entered into a letter of intent with an underwriter to sell 4,400,000 shares of the Company's Common Stock in a public offering. Upon a registration statement being declared effective, the 4,400,000 shares would be sold along with 492,448 shares which would also be sold by certain security holders.

NOTES PAYABLE - RELATED PARTIES
In December 1995 and January 1996, the Company borrowed $1,575,000 of bridge financing with interest at 10% per annum. Proceeds from the loans were used to finance the Anglo acquisition and general corporate expenses. In January 1996, principal of $1,125,000 and accrued interest of $13,000 were converted into 323,523 shares of Common Stock. In connection with the bridge financing, the lenders were issued warrants to purchase a total of 359,250 shares of Common Stock at $1.50 per share, exercisable through the end of a three-year period commencing on the effective date of a registration statement covering the underlying Common Stock. Principal and interest related to the bridge loans, which were not converted into Common Stock, are due in December, 1996 and
January, 1997.   If the Company defaults on repayment of the loans, the notes are convertible to Common Stock at a conversion price of the lesser of $2.00 or 50% of the average closing price for the last 30 days after the default. First Equity Capital Securities, Inc. received a finders fee of $79,000 in connection with the bridge loans.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                          ON THE SUPPLEMENTAL SCHEDULES







TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
RECYCLING INDUSTRIES, INC.
DENVER, COLORADO


Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements, taken as whole. The schedule to the consolidated financial statements referred to in the accompanying index are presented for the purpose of additional analysis and are not a required part of the basic financial statements. Such information for the year ended
September 30, 1995 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements. In our opinion, such information for the year ended September 30, 1995 is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.




                                  BDO SEIDMAN, LLP


DENVER, COLORADO
MAY 17, 1996

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                          ON THE SUPPLEMENTAL SCHEDULES






TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
RECYCLING INDUSTRIES, INC.
DENVER, COLORADO



Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements, taken as whole. The schedule to the consolidated financial statements referred to in the accompanying index are presented for the purpose of additional analysis and are not a required part of the basic financial statements. Such information for the year ended
September 30, 1994 has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements. In our opinion, such information for the year ended September 30, 1994 is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.




                              AJ. ROBBINS, PC.
                              CERTIFIED PUBLIC ACCOUNTANTS
                              AND CONSULTANTS


DENVER, COLORADO
NOVEMBER 3, 1995

                           RECYCLING INDUSTRIES, INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                           SEPTEMBER 30, 1995 AND 1994

           ----------------------------------------------------------
           ----------------------------------------------------------

                                     ASSETS

                                                         1995           1994
                                                     ------------   ------------

CURRENT ASSETS:
  Cash                                               $    126,000   $     77,000
  Prepaid expenses                                          8,000         28,000
  Accounts receivable-related party                       219,000          -
                                                     ------------   ------------
    Total Current Assets                                  353,000        105,000

Investment in subsidiaries                              5,012,000      3,612,000
Advances to NRI                                         1,532,000          -
Property, plant and equipment,
  net of accumulated depreciation
  of $11,000 and $72,000                                   11,000         18,000
Note receivable, related party                              -            859,000
Engineering plans, net of accumulated
  amortization of $1,107,000 and $890,000                 188,000        405,000
Deferred tax asset                                        800,000
Investment, at cost                                       277,000          -
Acquisition costs                                          61,000        164,000
Goodwill, net of accumulated amortization of
  $29,000 and $7,000                                      188,000        168,000
Other assets                                               30,000         25,000
                                                     ------------   ------------

    Total Assets                                     $  8,452,000   $  5,356,000
                                                     ------------   ------------
                                                     ------------   ------------




THE "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES" ARE AN INTEGRAL PART OF THESE STATEMENTS





                      SEE ACCOMPANYING NOTES TO CONDENSED
                       FINANCIAL INFORMATION OF REGISTRANT

                           RECYCLING INDUSTRIES, INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           BALANCE SHEETS (CONTINUED)
                           SEPTEMBER 30, 1995 AND 1994

           ----------------------------------------------------------
           ----------------------------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        1995           1994
                                                    ------------   ------------

CURRENT LIABILITIES:
   Notes payable                                    $     61,000   $    380,000
   Note payable, related party                             -              8,000
   Trade accounts payable                                260,000        551,000
   Professional services payable                           -            255,000
   Accrued expenses                                       64,000        513,000
   Income taxes payable                                   86,000          -
   Current portion of long term debt                     125,000          -
   Current portion of long term debt, related party      182,000          -
                                                    ------------   ------------

      Total Current Liabilities                          778,000      1,707,000

DEFERRED GAIN                                              -            751,000

LONG-TERM DEBT:
   Long-term debt, net of current portion                  -            125,000
   Long-term debt, related party, net of current
    portion                                            2,920,000          -
                                                    ------------   ------------

      Total Liabilities                                3,698,000      2,583,000
                                                    ------------   ------------

Preferred stock                                        1,762,000      4,499,000
Common stock                                               8,000          3,000
Additional paid-in capital                            13,120,000      8,269,000
Accrued salary payable in equity security                 -             246,000
Accumulated (deficit)                                (10,136,000)   (10,044,000)
                                                    ------------   ------------

      Total Stockholders' Equity                       4,754,000      2,973,000
                                                    ------------   ------------

                                                    $  8,452,000   $  5,556,000
                                                    ------------   ------------
                                                    ------------   ------------




THE "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES" ARE AN INTEGRAL PART OF THESE STATEMENTS

                      SEE ACCOMPANYING NOTES TO CONDENSED
                       FINANCIAL INFORMATION OF REGISTRANT

                           RECYCLING INDUSTRIES, INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1994

           ----------------------------------------------------------
           ----------------------------------------------------------

                                                        1995           1994
                                                    ------------   ------------

REVENUES:
  Sales                                             $     37,000   $      -
  Interest income                                         35,000         19,000
                                                    ------------   ------------

                                                          72,000         19,000
                                                    ------------   ------------
COSTS AND EXPENSES:

  Cost of sales                                           29,000          -
  Personnel                                              312,000        204,000
  Professional services                                  485,000        604,000
  Travel                                                  27,000         60,000
  Occupancy                                               51,000         47,000
  Other general and administrative                       140,000         40,000
  Depreciation and amortization                          251,000        229,000
  Bad debt expense                                       123,000          -
  Interest                                               196,000         34,000
                                                    ------------   ------------

                                                       1,614,000      1,218,000
                                                    ------------   ------------

(LOSS) BEFORE EXTRAORDINARY GAIN                      (1,542,000)    (1,199,000)

EXTRAORDINARY GAIN FROM SETTLEMENT OF DEBTS              739,000       218,000
                                                    ------------   ------------

(LOSS) BEFORE INCOME TAXES                              (803,000)      (981,000)

(BENEFIT) FROM INCOME TAXES                             (711,000)         -
                                                    ------------   ------------

NET (LOSS)                                          $    (92,000)  $   (981,000)
                                                    ------------   ------------
                                                    ------------   ------------





THE "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES" ARE AN INTEGRAL PART OF THESE STATEMENTS

                      SEE ACCOMPANYING NOTES TO CONDENSED
                       FINANCIAL INFORMATION OF REGISTRANT

                           RECYCLING INDUSTRIES, INC.
           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED SEPTEMBER 30, 1995 AND 1994

           ----------------------------------------------------------
           ----------------------------------------------------------

                                                        1995           1994
                                                     -----------    -----------

CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
  Net (loss)                                         $   (92,000)   $  (981,000)
  Adjustments to reconcile net loss to net cash:
    Depreciation and amortization                        246,000        230,000
    Extraordinary gain from extinguishment of debt      (806,000)      (218,000)
    Deferred income taxes                               (800,000)         -
    Write-off acquisition costs                            -             15,000
    Bad debt expense                                     123,000          -
    Issuance of stock for services                        25,000        244,000
    Changes in assets and liabilities:
       Accounts receivable-related parties                 -            (40,000)
       Prepaid expenses                                   20,000          -
       Advances to subsidiaries                         (632,000)         -
       Other assets                                       (5,000)         -
       Accounts payable                                 (316,000)       479,000
       Accrued liabilities                              (103,000)       (27,000)
       Income taxes payable                               86,000          -
                                                    ------------   ------------

      Net Cash (Used) in Operating Activities         (2,254,000)      (298,000)
                                                    ------------   ------------
CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Collections on note receivable                           -             41,000
  Additions to acquisition costs and goodwill           (103,000)      (263,000)
  Acquisition of Loef                                   (113,000)         -
  Advances to related parties                           (234,000)         -
                                                    ------------   ------------

      Net Cash (Used) in Investing Activities           (450,000)      (222,000)
                                                    ------------   ------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Proceeds from borrowings                               150,000        323,000
  Proceeds from borrowings-related parties                 -            356,000
  Principal payments on borrowings-related parties      (106,000)      (137,000)
  Proceeds from issuance of common stock               2,798,000         55,000
  Principal payments on borrowings                       (89,000)         -
                                                    ------------   ------------

      Net Cash Provided by Financing Activities        2,753,000        597,000
                                                    ------------   ------------

Increase in Cash                                          49,000         77,000

CASH, beginning of period                                 77,000          -
                                                    ------------   ------------

CASH, end of period                                 $    126,000   $     77,000
                                                    ------------   ------------
                                                    ------------   ------------


THE "NOTES TO CONSOLIDATED FINANCIAL STATEMENTS OF RECYCLING INDUSTRIES, INC.
           AND SUBSIDIARIES" ARE AN INTEGRAL PART OF THESE STATEMENTS

                       SEE ACCOMPANYING NOTES TO CONDENSED
                       FINANCIAL INFORMATION OF REGISTRANT

                           RECYCLING INDUSTRIES, INC.
                                   SCHEDULE I
             NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                 ----------------------------------------------
                 ----------------------------------------------

NOTE 1 - BASIS OF PRESENTATION

Pursuant to the rules and regulations of the Securities and Exchange Commission, the Condensed Financial Statements of the Registrant do not include all of the information and notes normally included with financial statements prepared in accordance with generally accepted accounting principles. It is, therefore, suggested that these Condensed Financial Statements be read in conjunction with the Consolidated Financial Statements and Notes thereto included in the Registrant's Annual Report as referenced in Form 10-K Part II, Item 8.

NOTE 2 - LONG-TERM DEBT

The components of long-term debt are as follows at September 30, 1995 and 1994:

     5% note due December 1, 1995              $     125,000
                                               -------------
                                               -------------

                                       PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


    The following table lists the officers and directors of the Company, their respective positions and titles, and their ages.

NAME                              POSITION(S)                             AGE
- ----                              -----------                             ---

Thomas J. Wiens              Chairman, Chief Executive                    43
                             Officer, President, Treasurer
Michael I. Price             Director, Chief Operating Officer            54
Jerome B. Misukanis          Director                                     53
Graydon H. Neher             Director                                     46
Barry D. Plost               Director                                     49
Peter J. Gelin               Controller                                   38

    Each director is elected to hold office until the next annual meeting of stockholders, or until his successor is elected and qualified. All directors serve without remuneration. Officers serve at the discretion of the Board of Directors.

    THOMAS J. WIENS has held the positions listed above with the Company since its inception in 1987. Prior to founding RII, Mr. Wiens was involved in a number of entrepreneurial pursuits and has nearly 10 years experience in the recycling business and has held the position of Chairman and Chief Executive Officer since founding the Company. Prior to 1987, Mr Wiens was engaged in a broad range of entrepreneurial activities including banking, insurance, retail, agriculture and communications. Mr. Wiens is active in and serves on the board of directors of several not-for-profit Christian organizations. Mr. Wiens was the Republican nominee for United States Congress from the 3rd District of Colorado in 1982 and was the Republican nominee for State Treasurer of Colorado in 1978 at the age of 26. He holds a BA from the School of Government and Public Administration at the American University in Washington, D.C. and a MDIV from Yale University.

    MICHAEL I. PRICE joined the Company in March 1994 as Chief Operating Officer, Director and President of the Metals Division. Mr. Price has held several executive-level positions in his 25 years in the metals recycling industry. From 1992 to 1994 he was President of Recovermat Technologies, Inc., in Washington, D.C. As co-inventor of a new product, he managed the start up of a company to market this innovative solid waste technology. From 1989 to 1992 Mr. Price was Vice President and General Manager of Joseph Smith & Sons, Inc., a metals recycling company with annual sales of $26 million. Prior to that he served as Vice President of Operations of The David J. Joseph Company, Inc., and managed fourteen metal recycling facilities throughout the United States. From 1979 to 1982 he served the Company as its Regional Director of Operations and managed five metal recycling plants throughout the country. From 1976 to 1979 Mr. Price was the General Manager of Commercial Metals Company's Houston Region. From 1967 to 1976 he served in various capacities for Luria Brothers and Company, Inc. in Cincinnati, Ohio; 1971-1976 Assistant Vice President of Operations; 1969-1971 Assistant to Vice President of Operations; 1967-1968 Planning Manager. Mr. Price was with the General Motors Corporation Inland Manufacturing Division in Dayton, Ohio from 1964 to 1967 as Senior Production Engineer, 1966-1967; Process Engineer, 1965-1966; and Junior Methods Engineer, 1964-65. He received a BSIE in 1964 from General Motors Institute in 1964, and completed Management Training programs at Indiana University in 1984 and 1982. Mr. Price serves on the Board of Directors of Eastern Railway Supply.

    JEROME B. MISUKANIS was elected to the Board of Directors in March 1994. Since 1991 Mr. Misukanis has been the owner and Principal of Misukanis and Dodge, P.A., CPA, a public accounting firm practicing in the areas of audit, tax planning and a broad range of expert financial advice to businesses and individuals. From 1990 to 1991 he served as Vice President and Chief Financial Officer of Reuter, Inc., a developer and operator of resource recovery facilities and manufacturer of computer disk drives and various plastic products. From 1984 to 1990 Mr. Misukanis was founder, Chairman and Chief Executive Officer of Preferable Fuels & Systems and Reuter Resource Recovery, Inc. a market developer and consulting firm in the resource recovery, recycling and composting of municipal solid waste. From 1980 to 1984 he served as Senior Vice President of Finance and Administration of Satellite Industries, Inc. a manufacturer and marketeer of portable waste facilities and modular buildings. From 1978 to 1980 he was Vice President of Information Dialogues, Inc., a public company involved in the sale and manufacture of computer terminals. From 1975 to 1978 Mr. Misukanis was Owner and Principal of Misukanis & Company CPA, a public accounting company. Mr. Misukanis received a BA in accounting from the University of St. Thomas in 1964 and graduated from the Harvard Business School's Executive Management Program in 1981. He attended William Mitchell College of Law from 1968 to 1969. Mr. Misukanis is a member of the American Institute of Certified Public Accountants and the Minnesota Society of Certified Public Accountants.

     GRAYDON H. NEHER was elected to the Board of Directors on June 27, 1995. Since 1980, Mr. Neher has been a director and president of Chemco, Inc., a privately held oil and gas company. From 1981 to 1991, he was the president of Yosemite Resources, Inc. a privately held oil and gas drilling syndication company. Mr. Neher currently serves as a director of Compa Food Ministry, a non-profit organization established to provide food to church and inner city agency food banks. Mr. Neher holds a Bachelors degree in financial administration from the University of Puget Sound.

     BARRY D. PLOST was elected to the Board of Directors November of 1995. Mr. Plost has more than 25 years experience in the motor carrier transportation industry, including president, chief executive officer and chief operating officer of publicly held companies. Mr. Plost is current working with David Barrett, Inc. a management consulting firm specializing in transportation and distribution. Prior to that, Mr. Plost from 1991 to 1994 was president and chief executive officer of Country Wide Transport Services, Inc. From 1979 to 1991, Mr. Plost held various executive positions with Freymiller Trucking, Inc. one of the largest temperature controlled truckload carriers in the United States. Mr. Plost holds a Bachelors degree in liberal arts from the University of Illinois and a MBA degree from Loyola University at Chicago.

     PETER J. GELIN the Corporate Controller for RII, has served the Company since November of 1989 and is responsible for financial analysis, accounting management and operations support to the corporate officers. Mr. Gelin's financial and accounting background has been developed through work experience and participation with senior management teams for over fifteen years in both private and public companies. Mr. Gelin holds a Bachelors degree in business finance from the University of Colorado at Boulder and a masters degree in Business Administration in finance from Regis University.


COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

     Section 16(a) of the Securities Exchange Act requires the officers and directors of RII and persons who own more than ten percent of a registered class of the Company's securities (collectively, Reporting Persons), to file reports of ownership and changes in ownership on Forms 3, 4, and with the Securities and Exchange Commission (SEC). Reporting Persons are required by SEC regulation to furnish RII with copies of all Forms 3, 4, and 5 filed.

     Based solely upon a review of the copies of such forms it has received and representations from the Reporting Persons; RII believes all Reporting Persons have compiled with the applicable filing requirements, except as follows: (1) during fiscal 1995, Peter J. Gelin, Controller of RII, inadvertently failed to file a Form 4 reporting an acquisition of stock options in May 1995; and (2) Barry D. Plost, director of RII, inadvertently failed to file a Form 3 reporting his election to the RII board of directors in November 1995.

ITEM 11 - EXECUTIVE COMPENSATION

     The following table sets forth a summary of the compensation paid to the current executive officers listed in Item 10 above for each of the last three fiscal years.


                                          Annual Compensation
                                  ----------------------------------
                                                Accrued
Name/Principal Position   Year       Salary      Salary     Advances  All Other
- -------------------------------------------------------------------------------

Thomas J. Wiens, CEO (1)
                          1995     $ 60,000    $     -0-  $  205,000  $  15,000
                          1994          -0-      147,000         -0-        -0-
                          1993          -0-      160,000         -0-        -0-

Michael I. Price, COO (2)
                          1995  $210,000(2)      $   -0-   $  13,000  $  15,000
                          1994         -0-    112,000(2)         -0-        -0-
                          1993         -0-          -0-          -0-        -0-

(1) At September 30, 1994 Mr. Wiens agreed to convert $246,000 of accrued salary to an equity security payable in the future. At September 30, 1993 $120,000 of accrued salary was converted to additional paid in capital as contribution of services. At September 30, 1995, At December 31, 1995, the Company converted $205,000 to salary expense

(2) The accrued amount at September 30, 1994, of $112,100 was paid to Mr. Price by September 30, 1995.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 1995, the Company had only one class of outstanding voting securities, its Common Stock, $.001 par value. The following table sets forth information as of December 31, 1995, with respect to the beneficial ownership of the Common Stock for all persons who own more than five percent of the Common Stock. The following shareholders have sole voting and investment power with respect to the shares, unless it has been indicated otherwise:

                Name and Address of        Amount and Nature of
Title of Class  Beneficial Owner           Beneficial Ownership         Percent
- -------------------------------------------------------------------------------

Common Stock    Thomas J. Wiens                   2,828,003 (1)           32.7%
                384 Inverness Drive South
                Suite 211
                Englewood, CO 80112

Common Stock    Caside Associates                 1,183,750 (2)           13.2%
                373 North Main St.
                Fall River, MA 02720

Common Stock    Stanley Becker                      913,475 (3)           10.6%
                55 East End Avenue, #7A
                New York, New York 10028

Common Stock       J.E. McConnaughy, Jr.              739,800 (4)     8.6%
                   c/o JEMC Corporation
                   1011 High Ridge Road
                   Stamford, Connecticut 06905

Common Stock       Samuel Benjamin                    673,200 (5)     7.8%
                   2763 Roscomare Road
                   Los Angeles, California 90077


________________

(1) Includes 1,664 shares owned by Real Heroes, Inc., a non-profit corporation controlled by Thomas J. Wiens, and 227,414 shares owned by First Dominion Holdings, Inc., a corporation controlled by Thomas J. Wiens.

(2) Includes 360,000 shares underlying a stock option and 216,000 shares underlying common stock purchase warrants. The beneficial owners of the shares held by Caside Associates are John Silvia Jr., Louis G. Carreiro, Joseph L. Vinagro, Ronald Rapoza, Dwight D. Silvia, Louis Goncalo, Patricia Mello, Ilene Hayes and Recycling Associates Trust.

(3)   Includes 318,159 shares underlying common stock purchase warrants.

(4)   Includes 246,000 shares underlying common stock purchase warrants.

(5)   Includes 224,400 shares underlying common stock purchase warrants.


      The following tables sets forth information as of December 31, 1995, with respect to the ownership of the Common Stock by each director or nominee for director and all directors, nominees and officers of the Company as a group. The following shareholders have sole voting and investment power with respect to the shares, unless it has been indicated otherwise:


                      Name of             Amount and Nature of      Percent
Title of Class    Beneficial Owner        Beneficial Ownership      of Class
- -------------------------------------------------------------------------------

Common Stock       Thomas J. Wiens               2,828,003 (1)         32.7%

Common Stock       All directors and             3,064,003 (2)         35.5%
                   Officers as a Group

________________

(1) Includes 1,664 shares owned by Real Heroes, Inc., a non-profit corporation controlled by Thomas J. Wiens, and 227,414 shares owned by First Dominion Holdings, Inc., a corporation controlled by Thomas J. Wiens.

(2) Includes 150,000 shares pursuant to stock option agreements to one officer of the Company, 26,000 shares pursuant to stock option agreements to one officer of the Company and 18,000 shares pursuant to warrants held by two directors of the Company.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TRANSACTIONS WITH MANAGEMENT

      The Company previously entered into exclusive perpetual license agreements related to the MSW Technology with FDH. Under the original terms of the license agreements, the Company was to pay FDH license fees and royalties, provided that the Company had raised additional equity and had constructed operational facilities utilizing the MSW Technology. The license fee was comprised of the following: (1) $250,000 upon the Company raising $2,000,000 in capital; (2) $240,000 payable in twelve consecutive monthly installments of $20,000 each commencing 10 days after the Company raises $2,000,000 in capital and (3) a continuing royalty of $1.00 per ton of waste material processed utilizing the MSW technology. In connection with the granting to Mr. Wiens of the right to acquire $1,187,500 worth of Common Stock, (the "Wiens Right"), discussed below, the terms of this license were substantially modified to provide that no royalties or license fees are, or will be, due to FDH.

      On July 15, 1994, the Company issued to Caside Associates, a significant shareholder of the Company, an option to acquire 360,000 shares of common stock at an exercise price of $2.50 per share. On January 25, 1995, the exercise price of this option was reduced to $.90 per share. In addition, on January 25, 1995, the Company issued to Caside Associates warrants to acquire up to 180,000 shares of common stock at an exercise price of $7.50 per share.

      On January 25, 1995, the Company granted to Michael I. Price, Chief Operating Officer and a Director of the Company, and Jerome Misukanis, a Director of the Company, options to purchase up to 150,000 and 12,000, respectively, shares of restricted Common Stock in exchange for consideration of $5.00 at each exercise of the option. To reflect the current performance of the Company, on August 3, 1995, these options were amended to revise the exercise price to $.90 per share. These options are only exercisable upon satisfaction of the following conditions: (i) the Company has reported in its periodic filings with the Securities and Exchange Commission annualized revenues in excess of $15,000,000 and, in the same filing, has reported net income from operations; (ii) the Common Stock is listed for trading in the American Stock Exchange, the New York Stock Exchange or the NASDAQ system. As of the date of this Prospectus, these options are not exercisable.

      During the latest two fiscal years ended September 30, 1995 the Company continued to fund operations through bridge loans from FDH. During fiscal year 1994, $887,000 of this loan amount was converted to 591,333 shares of preferred stock at the request of FDH. On January 25, 1995, 291,333 of these shares were returned to the Company in connection with the granting of the Wiens' Right, discussed below.

INDEBTEDNESS OF MANAGEMENT

      At September 30, 1994 Thomas J. Wiens, Chairman and CEO of the Company agreed to convert $246,000 of accrued salary to an equity security. On January 25, 1995, the equity security took the form of the Wiens' Right, discussed below.

      At September 30, 1994, Michael I. Price, Chief Operating Officer of the Company had accrued salary of approximately $112,000 and a stock option exercisable upon the satisfaction of certain performance conditions.

THE WIENS' RIGHT

      On January 25, 1995, in connection with the purchase of technology related to the Company for $750,000 and in exchange for the return to the Company of 291,333 Series B Shares owned by FDH and the forgiveness of $750,000 of accrued salary, royalties and other amounts due from the Company to Thomas
J. Wiens ("Wiens") and FDH, the Company conditionally granted to Wiens the right to acquire a number of shares of Common Stock valued at $1,187,500 computed at a price equal to 50% of the fair market value of the Common Stock on the day the Company filed a report on Form 10-Q or Form 10-K with the Securities and Exchange Commission reporting year-to-date gross revenues in excess of certain amounts (the "Determination Date"), but not more than $.90 per share. The Wiens' Right grant was conditioned upon the occurrence of the final closing of the February Private Placement which occurred on April 17, 1995.

      The Wiens' Right was granted as a means by which the Company could acquire certain patented technology, satisfy certain amounts due to Mr. Wiens and to provide an incentive to Mr. Wiens to improve the financial performance of the Company. On January 25, 1995, the date on which the Wiens' Right was granted, the market price based on the closing bid of the Company's common stock was $2.65 and the Company was conducting a private placement of its securities in which the Common Stock was being sold to unaffiliated persons at an effective price of $.90 per share.

      The Company met the gross revenue requirement on August 8, 1995 upon filing of its Form 10-Q for the quarter ended June 30, 1995. At that time, Mr. Wiens exercised his right acquired 1,319,445 shares of Common Stock at an acquisition price of $.90 per share.

                                     PART IV


ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements:

      Report of Independent Accountants

      Consolidated Balance Sheets as of September 30, 1995 and 1994.

      Consolidated Statements of Income for the years ended September 30, 1995, 1994 and 1993.

      Consolidated Statements of Stockholders' Equity for the years ended September 30, 1995, 1994 and 1993.

      Consolidated Statements of Cash Flows for the years ended September 30, 1995, 1994 and 1993.

      Notes to Consolidated Statements

      Financial Statement Schedules


Exhibits:

      Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3(i).1 to the Company's Registration Statement on Form S-1, Registration No. 33-97654 (the "Form S-1").

      Bylaws. Incorporated by reference to Exhibit 3(ii).1 to the Form S-1.

      Certificate of Designations, Rights and Preferences for the Series A Convertible Preferred Stock of Recycling Industries, Inc. with Amendment Incorporated by reference to Exhibit 4.1 to the Form S-1.

      Agreements Related to the Acquisition of Nevada Recycling, Inc.:

         Bill of Sale and Assumption Agreement dated April 30, 1995 between Nevada Recycling Corporation and Nevada Recycling Inc., incorporated by reference to Exhibit (d)(1) to the Company's Current Report on Form 8-K filed May 12, 1994, reporting an event of May 10, 1994, Commission file No. 0-20179.

         Real Estate Installment Sale Agreement dated May 10, 1994 by and between Recycling Industries, Inc. and Nevada Recycling Corporation, incorporated by reference to Exhibit (d)(2) to the Company's Current Report on Form 8-K filed May 12, 1994, reporting an event of May 10, 1994, Commission file No. 0-20179.

         Stock Exchange Agreement dated May 10, 1994 between Recycling Industries, Inc.

         and Nevada Recycling Corporation, incorporated by reference to Exhibit (d)(3) to the Company's Current Report on Form 8-K filed May 12, 1994, reporting an event of May 10, 1994, Commission file No. 0-20179.

         Sale and Security Agreement dated May 10, 1994 by and among Recycling Industries, Inc. and Nevada Recycling Corporation, incorporated by reference to Exhibit (d)(4) to the Company's Current Report on Form 8-K filed May 12, 1994, reporting an event of May 10, 1994, Commission file No. 0-20179.

Agreements related to the Restructuring of the Acquisition of Nevada Recycling, Inc.:

         Termination, Restructuring and Purchase Agreement, effective December 30, 1994, between Recycling Industries, Inc., NR Holdings, Inc., Nevada Recycling Inc. and Nevada Recycling Corporation, incorporated by reference to Exhibit (c)(2) to the Company's Current Report on Form 8-K reporting an event of December 30, 1994, as amended April 3, 1995 on Form 8-K/A, as further amended May 1, 1995 on Form 8-K/A-2 and as further amended June 5, 1995 on Form 8-K/A-3, Commission File No. 0-20179.

         Purchase Agreement, dated December 30, 1994, between NR Holdings,
         Inc. and Nevada Recycling Corporation, incorporated by reference to Exhibit (c)(3) to the Company's Current Report on Form 8-K reporting an event of December 30, 1994, as amended April 3, 1995 on Form 8-K/A, as further amended May 1, 1995 on Form 8-K/A-2 and as further amended June 5, 1995 on Form 8-K/A-3, Commission File No. 0-20179.

         Real Estate Installment Sale Agreement, dated December 30, 1994, between NR Holdings, Inc. and Nevada Recycling corporation, incorporated by reference to Exhibit (c)(4) to the Company's Current Report on Form 8-K reporting an event of December 30, 1994, as amended April 3, 1995 on Form 8-K/A, as further amended May 1, 1995 on Form 8-K/A-2 and as further amended June 5, 1995 on Form 8-K/A-3, Commission File No. 0-20179.

         Security and Option Agreement, effective December 30, 1994, between Recycling Industries, Inc., NR Holdings, Inc., Nevada Recycling,
         Inc. and Nevada Recycling Corporation, incorporated by reference to Exhibit (c)(5) to the Company's Current Report on Form 8-K reporting an event of December 30, 1994, as amended April 3, 1995 on Form 8-K/A, as further amended May 1, 1995 on Form 8-K/A-2 and as further amended June 5, 1995 on Form 8-K/A-3, Commission File No. 0-20179.

         $2,000,000 Promissory Note; December 30, 1994, from NR Holdings, Inc. to Nevada Recycling Corporation, incorporated by reference to Exhibit (c)(6) to the Company's Current Report on Form 8-K reporting an event of December 30, 1994, as amended April 3, 1995 on Form 8-K/A, as further amended May 1, 1995 on Form 8-K/A-2 and as further amended June 5, 1995 on Form 8-K/A-3, Commission File No. 0-20179.

         $300,000 Promissory Note; December 30, 1994, from NR Holdings, Inc. to Nevada Recycling Corporation, incorporated by reference to Exhibit (c)(7) to the Company's

         Current Report on Form 8-K reporting an event of December 30, 1994, as amended April 3, 1995 on Form 8-K/A, as further amended May 1, 1995 on Form 8-K/A-2 and as further amended June 5, 1995 on Form 8-K/A-3, Commission File No. 0-20179.

         ERS Corporate Guaranty, dated December 30, 1994, by Recycling Industries, Inc., incorporated by reference to Exhibit (c)(8) to the Company's Current Report on Form 8-K reporting an event of December 30, 1994, as amended April 3, 1995 on Form 8-K/A, as further amended May 1, 1995 on Form 8-K/A-2 and as further amended June 5, 1995 on Form 8-K/A-3, Commission File No. 0-20179.

         NRI Corporate Guaranty, dated December 30, 1994, by Nevada Recycling, Inc., incorporated by reference to Exhibit (c)(9) to the Company's Current Report on Form 8-K reporting an event of December 30, 1994, as amended April 3, 1995, on Form 8-K/A, as further amended May 1, 1995 on Form 8-K/A-2 and as further amended June 5, 1995 on Form 8-K/A-3, Commission File No. 0-29179.

         Subscription to Shares of NR Holdings, Inc., dated December 30, 1994, for 100 Shares of Common Stock, incorporated by reference to Exhibit (c)(10) to the Company's Current Report on Form 8-K reporting an event of December 30, 1994, as amended April 3, 1995 on Form 8-K/A, as further amended May 1, 1995 on Form 8-K/A-2 and as further amended June 5, 1995 on Form 8-K/A-3, Commission File No. 0-20179

Agreements Related to the Acquisition of Metal Recovery, Inc., each incorporated by reference to Exhibit (c)(1) to the Company's Current Report on Form 8-K reporting an event of December 30, 1994, as amended April 3, 1995 on Form 8-K/A, as further amended May 1, 1995 on Form 8-K/A-2, and as further amended June 5, 1995, on Form 8-K/A-3, Commission file No. 0-20179.:

         Memorandum of Understanding dated January 18, 1995 between Recycling Industries, Inc., the ACI Principals, Sierra Holdings Limited Partnership, Military Scrap, L.P. and Thomas J. Wiens.

         ACI Option Agreement dated February 28, 1995 by and between Recycling Industries, Inc., Ralph Paglieri, Peter Lukesch and Scott Fischer.

         Option Agreement by and between Thomas J. Wiens, Ralph Paglieri, Peter Lukesch and Scott Fischer.

         Pledge and Hypothecation Agreement by and among Recycling Industries, Inc., Nevada Recycling Corporation, Ralph Paglieri, Peter Lukesch and Scott Fischer.

         Warrant Solicitation Agreement between First Equity Capital Securities, Inc. and Recycling Industries, Inc.

Agreements related to the Acquisition of Anglo Iron & Metal:

     Asset Purchase Agreement dated December 1, 1995 by and among Recycling Industries of Texas, Inc., Recycling Industries, Inc., Anglo Metal, Inc. d/b/a Anglo Iron & Metal and Robert C. Rome, incorporated by reference to the Company's current report on Form 8-K reporting an event of December 11, 1995, Commission File No. 0-20179.

     First Addendum dated December 11, 1995 to the Asset Purchase Agreement dated December 1, 1995 by and among Recycling Industries of Texas, Inc., Recycling Industries, Inc., Anglo Metal, Inc. d/b/a Anglo Iron & Metal and Robert C. Rome, incorporated by reference to the Company's current report on Form 8-K reporting an event of December 11, 1995, Commission File No. 0-20179.

     Inventory Purchase Agreement dated December 11, 1995 by and between Recycling Industries of Texas, Inc., and Anglo Metal, Inc. d/b/a Anglo Iron & Metal, incorporated by reference to the Company's current report on form 8-K reporting an event of December 11, 1995, Commission File No. 0-20179.

     Consulting and Non-Compete Agreement dated December 11, 1995 by and between Recycling Industries of Texas, Inc. and Robert C. Rome, incorporated by reference to the Company's current report on Form 8-K reporting an event of December 11, 1995, Commission File No. 0-20179.

     Real Estate Purchase Contract dated December 11, 1995 by and between Recycling Industries of Texas, Inc. and Anglo Metal, Inc. d/b/a Anglo Iron & Metal, incorporated by reference to the Company's current report on Form 8-K reporting an event of December 11, 1995, Commission File No. 0-20179.

     Form of Proposed Remediation Escrow Agreement by and between Recycling Industries of Texas, Inc., Recycling Industries, Inc., Anglo Metal, Inc. d/b/a Anglo Iron & Metal, incorporated by reference to the Company's current report on Form 8-K reporting an event of December 11, 1995, Commission File No. 0-20179.

     Escrow Agreement dated December 11, 1995 by and between Recycling Industries of Texas, Inc., Recycling Industries, Inc., Anglo Metal, Inc. d/b/a Anglo Iron & Metal, Robert C. Rome and Stewart Title of Hidalgo County, Inc., incorporated by reference to the Company's current report on Form 8-K reporting an event of December 11, 1995, Commission File No. 0-20179.

     Master Lease Agreement dated December 12, 1995 by and among Ally Capital Corporation as lessor and Recycling Industries of Texas, Inc. and Recycling Industries, Inc. as co-lessees, incorporated by reference to the Company's current report on Form 8-K reporting an event of December 11, 1995, Commission File No. 0-20179.

     Equipment Schedule to the Master Lease Agreement dated December 12, 1995 by and among Ally Capital Corporation as lessor and Recycling Industries of Texas, Inc.

          and Recycling Industries, Inc. as co-lessees, incorporated by reference to the Company's current report on Form 8-K reporting an event of December 11, 1995, Commission File No. 0-20179.

     Agreements Related to the Proposed Public Offering:

          Form of Offer given to all holders of the Company's Series C and Series E Warrants.*

          Form of Series G Warrant Agreement.*

          Form of Series G Registration Rights Agreement.*

          List of the subsidiaries of Recycling Industries, Inc. Incorporated by reference to Exhibit 21.1 to the Form S-1.


Reports on Form 8-K:

     An 8-K dated December 22, 1995, describing the December 11, 1995 acquisition by Recycling Industries of Texas, Inc., a wholly owned subsidiary of the Company, of substantially all the assets of and the business of Anglo Metal, Inc. (d/b/a Anglo Iron & Metal, a privately held metals and paper recycler with operations in Brownsville, Harlingen, McAllen and San Juan Texas.



     *Previously Filed.

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RECYCLING INDUSTRIES, INC.


Date: July 12, 1996                By:  /s/ Thomas J. Wiens
                                      -----------------------------------------
                                      Thomas J. Wiens, Chairman and CEO