Form 10-Q/A
period 1995-12-31
RECYCLING INDUSTRIES INC
filed 1996-07-15
CIK 769879

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                FORM 10-Q/A-2

 X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
- ---                  OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED:  DECEMBER 31, 1995

               TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
- ---                 OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-20179

                         RECYCLING INDUSTRIES, INC.
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)


            COLORADO                                   84-1103445
- -------------------------------          ---------------------------------------
(State or Other Jurisdiction of          (I.R.S. Employer Identification Number)
 Incorporation or Organization)


    384 INVERNESS DRIVE SOUTH, SUITE 211
             ENGLEWOOD, COLORADO                                 80112
- ------------------------------------------------               ----------
(Mailing Address of Principal Executive Offices)               (Zip Code)

      Registrant's Telephone Number, Including Area Code:  (303) 790-7372

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

                                      Yes   X         No
                                           ---            ---

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the close of the period covered by this Report.



                                     Number of Shares Outstanding As Of
           Class                             December 31, 1995
- -----------------------------        ----------------------------------
Common Stock, $.001 Par Value                    8,635,478

                           TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION                                          PAGE
                                                                         ----
    ITEM 1.  FINANCIAL STATEMENTS*

         Consolidated Balance Sheets - December 31, 1995 (Unaudited)
              and September 30, 1995                                      3-4

         Consolidated Statements of Operations (Unaudited) for the
              three months ended December 31, 1995 and 1994                 5

         Consolidated Statement of Stockholders' Equity
              through December 31, 1995 (Unaudited)                         6

         Consolidated Statements of Cash Flows (Unaudited) for the
              three months ended December 31, 1995 and 1994                 7

         Notes to the Consolidated Financial Statements                     8


    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS


PART II -- OTHER INFORMATION

    Items 1 through                                                         6

    Signatures


 * The accompanying interim financial statements have not been audited by an independent certified public accountant, and are so noted as "Unaudited" where applicable. Only those statements corresponding to a fiscal year-end (September 30) are audited.

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                     ===========================================

                                      ASSETS
                             (SUBSTANTIALLY PLEDGED)


                                                 DECEMBER 31,  SEPTEMBER 30,
                                                     1995          1995
                                                 ------------  -------------
                                                 (UNAUDITED)
CURRENT ASSETS:
  Cash                                           $    67,000     $   184,000
  Trade accounts receivable, less allowance
   for doubtful accounts of $10,000 and
   $15,000 respectively                            1,010,000       1,026,000
  Accounts receivable, related party                  62,000         223,000
  Inventories                                      1,963,000         497,000
  Prepaid expenses                                   137,000         137,000
  Deferred offering costs                            126,000            -
                                                 -----------     -----------
    Total Current Assets                           3,365,000       2,067,000

PROPERTY, PLANT AND EQUIPMENT, net                 8,391,000       6,686,000

DEFERRED INCOME TAXES                              1,241,000         800,000

OTHER ASSETS                                       3,786,000         744,000
                                                 -----------     -----------
    TOTAL ASSETS                                 $16,783,000     $10,297,000
                                                 -----------     -----------
                                                 -----------     -----------

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                     ===========================================

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                                 DECEMBER 31,  SEPTEMBER 30,
                                                     1995          1995
                                                 ------------  -------------
                                                 (UNAUDITED)
CURRENT LIABILITIES:
  Notes payable                                   $   47,000     $    61,000
  Notes payable - related parties                  2,857,000            -
  Trade accounts payable                             795,000         655,000
  Trade accounts payable - related parties             5,000          73,000
  Accrued liabilities:
    Interest                                          30,000          22,000
    Interest - related party                            -              8,000
    Payroll and other                                104,000         107,000
    Income taxes payable                              86,000          86,000
  Due to factor, related party                       327,000         197,000
  Current portion of long-term debt                  216,000         227,000
  Current portion of long-term debt,
   related parties                                   441,000         218,000
  Current portion of obligation under
   capital lease                                     324,000          37,000
                                                 -----------     -----------
          Total Current Liabilities                5,232,000       1,691,000
                                                 -----------     -----------

  LONG-TERM DEBT:
    Long-term debt, net of current portion           130,000         132,000
    Long-term debt - related parties, net of
     current portion                               2,917,000       1,979,000
    Obligation under capital lease, net of
     current portion                               1,493,000          41,000
                                                 -----------     -----------
          Total Long-Term Debt                     4,540,000       2,152,000
                                                 -----------     -----------
        Total Liabilities                          9,772,000       3,843,000
                                                 -----------     -----------
  COMMITMENTS AND CONTINGENCIES:

  STOCKHOLDERS' EQUITY :
    Preferred stock, no par, 10,000,000
     shares authorized:
      Series A 13,000 shares issued and
       outstanding                                 1,312,000       1,312,000
      Series B -0- and 300,000 shares issued
       and outstanding                                  -            450,000
    Common Stock, $.001 par value, 50,000,000
     shares authorized, 8,635,478 and 8,395,785
     shares issued and outstanding                     8,000           8,000
    Additional paid in capital                    14,495,000      13,120,000
    Accumulated (deficit)                         (8,804,000)     (8,436,000)
                                                 -----------     -----------
        Total Stockholders' Equity                 7,011,000       6,454,000
                                                 -----------     -----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $16,783,000     $10,297,000
                                                 -----------     -----------
                                                 -----------     -----------

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                =============================================

                                                 FOR THE THREE MONTHS ENDED:
                                            ------------------------------------
                                            DECEMBER 31, 1995  DECEMBER 31, 1994
                                            -----------------  -----------------
                                                (UNAUDITED)       (UNAUDITED)

REVENUES:
    Sales                                       $3,458,000        $3,402,000
    Other income                                       -              15,000
                                                ----------        ----------

                   Total Revenues                3,458,000         3,417,000
                                                ----------        ----------

COSTS AND EXPENSES:
    Cost of sales                                3,415,000         2,455,000
    Personnel                                      431,000           146,000
    Professional services                          143,000           116,000
    Travel                                          17,000             7,000
    Occupancy                                       14,000            41,000
    Depreciation and amortization                   31,000            68,000
    Interest                                        96,000            79,000
    Other general and administrative               120,000           145,000
                                                ----------        ----------

                    Total Costs and Expenses     4,267,000         3,057,000
                                                ----------        ----------

INCOME (LOSS) BEFORE EXTRAORDINARY GAIN           (809,000)          360,000


EXTRAORDINARY GAIN FROM SETTLEMENT OF DEBTS            -              61,000
                                                ----------        ----------

INCOME (LOSS) BEFORE INCOME TAXES                 (809,000)          421,000


(BENEFIT) FROM INCOME TAXES                       (441,000)              -
                                                ----------        ----------

NET INCOME (LOSS)                               $ (368,000)       $  421,000
                                                ----------        ----------
                                                ----------        ----------

NET INCOME (LOSS) PER SHARE:
    Before Extraordinary Item                   $    (0.04)       $      .12
    Extraordinary Item                                 -                 .02
                                                ----------        ----------

NET INCOME (LOSS) PER SHARE                     $    (0.04)       $      .14
                                                ----------        ----------
                                                ----------        ----------

Weighted Average Shares Outstanding              8,409,262         3,111,259
                                                ----------        ----------
                                                ----------        ----------

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
               FOR THE YEARS ENDED SEPTEMBER 30, 1994 AND 1995
           AND THE THREE MONTHS ENDED DECEMBER 31, 1995 (UNAUDITED)

                 ===========================================


                             PREFERRED STOCK         COMMON STOCK      ADDITIONAL              OTHER
                          ---------------------   ------------------     PAID-IN     OPTION    EQUITY   ACCUMULATED
                           SHARES      AMOUNT      SHARES     AMOUNT     CAPITAL     TO CEO   SECURITY   (DEFICIT)        TOTAL
                          -------    ----------   ---------   ------   -----------  --------  --------  -----------    -----------
Balances, September 30,
 1992                           -    $        -   2,367,728   $3,000   $ 5,905,000  $      -  $      -  $(6,844,000)   $  (936,000)
Common stock issued
 for services                   -             -      20,000        -       149,000         -         -            -        149,000
Contribution of services        -             -           -        -       120,000         -         -            -        120,000
Dilution of predecessor
 cost adjustment
 property option                -             -           -        -       444,000         -         -            -        444,000
Net (loss)                      -             -           -        -             -         -         -   (2,483,000)    (2,483,000)
                         --------   -----------   ---------   ------   -----------  --------  --------  -----------   -----------
Balances, September 30,
 1993                           -             -   2,387,728    3,000     6,618,000         -         -   (9,327,000)    (2,706,000)
Preferred stock issued
 for debt                 591,333       887,000           -        -             -         -         -            -        887,000
Preferred stock issued
 for acquisition of NRI    38,000     3,612,000           -        -             -         -         -            -      3,612,000
Common stock issued
 for cash                       -             -      30,000        -        56,000         -         -            -         56,000
Common stock issued
 for services                   -             -      39,600        -       242,000         -         -            -        242,000
Common stock issued
 for debt                       -             -     548,376        -     1,351,000         -         -            -      1,351,000
Contribution to capital         -             -           -        -         2,000         -         -            -          2,000
Conversion of  accrued
 salary                         -             -           -        -             -         -   246,000            -        246,000
Net (loss)                      -             -           -        -             -         -         -     (924,000)      (924,000)
                         --------   -----------   ---------   ------   -----------  --------  --------  -----------   -----------
Balances, September 30,
 1994                     629,333     4,499,000   3,005,704    3,000     8,269,000         -   246,000  (10,251,000)     2,766,000
Redemption of
 preferred stock
  Series A                (25,000)   (2,300,000)          -        -             -         -         -            -     (2,300,000)
Redemption of
 preferred stock
  Series B and
   other equity for
   Option to CEO         (291,333)     (437,000)          -        -             -   683,000  (246,000)           -              -
Common stock issued
 for acquisition
 of MRI                         -             -     120,000        -     1,200,000         -         -            -      1,200,000
Common stock issued
 during private
 offering, net of
 offering costs of
 $590,000                       -             -   3,746,400    4,000     2,778,000         -         -            -      2,782,000
Common stock issued
 to retire debt                 -             -     166,666        -       150,000         -         -            -        150,000
Common stock issued
 for renegotiation
 of payment terms
 for a stockholder
 loan                           -             -      10,000        -             -         -         -            -            -
Common stock issued
 for services                   -             -      10,000        -        25,000         -         -            -        25,000
Common stock issued
 for interest on
 bridge loans                   -             -      17,351        -        16,000         -         -            -        16,000
Common stock issued
 on exercise of
 option to CEO                  -             -   1,319,445    1,000       682,000  (683,000)        -            -             -
Common stock rounding
 due to stock split             -             -         219        -             -         -         -            -             -
Net income                      -             -           -        -             -         -         -    1,815,000     1,815,000
                         --------   -----------   ---------   ------   -----------  --------  --------  -----------   -----------
Balances, September 30,
 1995                     313,000     1,762,000   8,395,785    8,000    13,120,000         -         -   (8,436,000)    6,454,000
Common stock issued for
  acquisition of Anglo
  (unaudited)                   -             -     227,693        -       925,000         -         -            -       925,000
Conversion of
 preferred stock
 series B
 (unaudited)             (300,000)     (450,000)     12,000        -       450,000         -         -            -             -
Net income for the
 period (unaudited)             -             -           -        -             -         -         -     (368,000)     (368,000)
                         --------   -----------   ---------   ------   -----------  --------  --------  -----------   -----------
Balances, December 31,
 1995 (unaudited)          13,000   $ 1,312,000   8,635,478   $8,000   $14,495,000  $      -  $      -  $(8,804,000)  $ 7,011,000
                         --------   -----------   ---------   ------   -----------  --------  --------  -----------   -----------
                         --------   -----------   ---------   ------   -----------  --------  --------  -----------   -----------



           SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      FOR THE THREE MONTHS ENDED:
                                                                 -------------------------------------
                                                                 DECEMBER 31, 1995   DECEMBER 31, 1994
                                                                 -----------------   -----------------
                                                                    (UNAUDITED)         (UNAUDITED)
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:
    Net income (loss)                                               $  (368,000)        $   421,000
    Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
       Depreciation and amortization                                    202,000             226,000
       Extraordinary gain from settlement of debts                          -               (61,000)
       Deferred income taxes                                           (441,000)                -
    Changes in assets and liabilities:
       Trade accounts receivable                                         16,000            (175,000)
       Inventories                                                     (133,000)             82,000
       Prepaid expenses                                                     -               (11,000)
       Other current assets                                             (16,000)              9,000
       Accounts payable                                                  66,000            (180,000)
       Accrued liabilities                                              (68,000)             40,000
                                                                    -----------        ------------

             Net Cash Provided (Used) by Operating Activities          (742,000)            351,000
                                                                    -----------        ------------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
    Additions to equipment                                              (50,000)            (40,000)
    Receivables - related party                                         161,000              32,000
    Non competition agreement                                          (200,000)                -
    Additions to acquisition costs and goodwill                        (227,000)            (74,000)
                                                                    -----------        ------------

             Net Cash Provided (Used) in Investing Activities          (316,000)            (82,000)
                                                                    -----------        ------------

CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
    Proceeds from borrowings                                          1,409,000             150,000
    Principal payments on borrowings                                   (367,000)           (170,000)
    Principal payments on borrowings - related parties                      -              (232,000)
    Principal payments on capital lease                                (132,000)                -
    Deferred offering costs                                            (110,000)                -
    Proceeds from factor                                                 11,000                 -
    Proceeds from factor - related party                              2,041,000           1,335,000
    Payments to factor - related party                               (1,911,000)         (1,329,000)
    Proceeds from issuance of common stock                                  -                25,000
                                                                    -----------        ------------

             Net Cash Provided (Used) by Financing Activities           941,000            (221,000)
                                                                    -----------        ------------

    Increase (decrease) in Cash                                        (117,000)             48,000

    CASH, beginning of period                                           184,000             115,000
                                                                    -----------        ------------

    CASH, end of period                                             $    67,000        $    163,000
                                                                    -----------        ------------
                                                                    -----------        ------------


          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ===========================================


     GENERAL INFORMATION:

I. The financial statements included herein have been prepared by the Company without audit except the September 30, 1995, balance sheet which was audited by the Company's independent public accountants. The statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods shown. These statements do not include all information required by generally accepted accounting principles to be included in a full set of financial statements. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest report on Form 10-K, dated September 30, 1995.

II. On September 13, 1995, the common stock of the Company was approved for listing on the Nasdaq SmallCap Market under the trading symbol "RECY".

III. On December 11, 1995, the Company acquired substantially all of the assets and the business of Anglo Metal, Inc. dba Anglo Iron & Metal (Anglo). The assets acquired from Anglo consisted of a heavy duty automotive shredder, inventories, metal shearing equipment, balers, heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The Company also purchased from Anglo certain real property, buildings and leasehold improvements used in the metal recycling business.

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

     The terms of the sale-leaseback provide for 60 consecutive monthly lease payments of $41,000 with a bargain purchase option at the end of the lease term. The lease contained numerous covenants for maintaining certain financial ratios and earnings levels. The remaining $279,000 paid at closing was obtained from the operating cash reserves and working capital of the Company.

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

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ===========================================


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
                                                            --------------
                                                            --------------


The unaudited pro forma summary financial statements which follow have been prepared assuming that the acquisition of Anglo occurred at the beginning of the period for pro forma statement of operations.


               UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE THREE MONTHS ENDED DECEMBER 31, 1995


                                     RECYCLING                                     PRO FORMA
                                     INDUSTRIES        ANGLO        PRO FORMA      DECEMBER 31,
                                        INC.       IRON & METAL    ADJUSTMENTS       1995
                                   -------------   -------------   ------------   -------------
Revenues                           $   3,458,000   $   3,347,000   $   (539,000)  $   6,266,000
Costs and expenses                     4,267,000       3,238,000       (736,000)      6,769,000
                                   -------------   -------------   ------------   -------------
                                   -------------   -------------   ------------   -------------

Income (loss) before income taxes       (809,000)        109,000        197,000        (503,000)
Provision (benefit) from
  income taxes                          (441,000)         13,000        (13,000)       (441,000)
                                   -------------   -------------   ------------   -------------
                                   -------------   -------------   ------------   -------------

Income (loss) from continuing
  operations, net of
  income taxes                     $    (368,000)  $      96,000   $    210,000   $     (62,000)
                                   -------------   -------------   ------------   -------------
                                   -------------   -------------   ------------   -------------

Income (loss) from continuing
  operations, net of
  income taxes,
  per common share                 $       (0.04)                                 $        (.01)
                                   -------------                                  -------------
                                   -------------                                  -------------

Weighted Average Number of
Common Shares Outstanding              8,409,262                                      8,624,478
                                   -------------                                  -------------
                                   -------------                                  -------------

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ===========================================


     Prior to acquiring Anglo, the Company commissioned extensive environmental studies on the Anglo sites. These environmental investigations resulted in a determination that certain isolated areas of the facilities may contain environmental contaminates. As a result, the Company established an Environmental Escrow to cover the cost of potential clean up of these areas. Additionally, during the Escrow Period, the Company will engage an environmental engineer to determine the level of contamination on the real property. The location of any contamination will be identified by a survey and the legal description of the real property will be revised to provide that the Company will not purchase any contaminated portion of the real property.

     If prior to the termination of the Escrow Period, the location of the contamination cannot be determined or if the Company determines that there is extensive contamination of the real property, all documents held in escrow shall be destroyed and the Company shall enter into a lease agreement for the real property, which lease shall be retroactive to the Closing Date. The lease payments under such lease agreement shall be equal to those that would otherwise have been due under the Secured Promissory Note. Due to the escrow agreement, the real property has been recorded as an intangible asset, Contract to Acquire Land.

IV. In December 1995 and January 1996, the Company borrowed $1,575,000 of bridge financing represented by the notes payable - related parties with interest at 10% per annum. Proceeds from the loans were used to finance the Anglo acquisition and general corporate expenses. In January 1996, principal of $1,125,000 and accrued interest of $13,000 were converted into 323,523 shares of Common Stock. In connection with the bridge financing, the lenders were issued warrants to purchase a total of 359,250 shares of Common Stock at $1.50 per share, exercisable through the end of a three-year period commencing on the effective date of a registration statement covering the underlying Common Stock. Principal and interest related to the bridge loans, which were not converted into Common Stock, are due in December, 1996 and January, 1997. If the Company defaults on repayment of the loans, the notes are convertible to Common Stock at a conversion price of the lesser of $2.00 or 50% of the average closing price for the last 30 days after the default. First Equity Capital Securities, Inc. received a finders fee of $79,000 in connection with the bridge loans.

V. On January 31, 1996 and April 8, 1996, the Company completed a Private Placement of an aggregate of 1,454,156 shares of Common Stock at $2.75 per share and issued warrants to purchase up to 727,078 shares of Common Stock at $7.50 per share. Of the $3,998,934 raised, $1,137,000 was raised through the conversion of the bridge financing indebtedness discussed above. The remaining $438,000 of principal of the bridge indebtedness plus accrued interest will be repaid from the proceeds of the proposed public offering, discussed in Note VII below. The proceeds from these private placements were used to complete the acquisition of Mid-America Shredding, Inc., discussed in Note VI below and for general working capital purposes.

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ===========================================

VI. On April 15, 1996, the Company acquired substantially all of the assets (excluding cash and accounts receivable) of Mid-America Shredding, Inc. The assets acquired consist of real property, buildings, a heavy duty automotive shredder mill, a wire chopping plant and heavy equipment and tools used in the business of recycling ferrous and non-ferrous metals.
     The purchase price totaled $1,925,000, settled through the assumption of outstanding bank debt of $1,210,000, $660,000 cash paid at closing and $55,000 note, payable over eight months. The purchase price is allocated as follows:

          Inventories                    $     55,000
          Land                                310,000
          Building and improvements           560,000
          Machinery and equipment           1,000,000
                                         ------------

                                         $  1,925,000
                                         ------------
                                         ------------

VII. On March 27, 1996, the Company entered into a letter of intent with an underwriter to sell 4,400,000 shares of the Company's Common Stock in a public offering. Upon a registration statement being declared effective, the 4,400,000 shares would be sold along with 492,448 shares which would also be sold by certain security holders.

VIII. In April 1996, the Company reached agreement for the purchase of the stock of Weissman Iron and Metal for cash of $12,400,000, subject to adjustment at closing. Weissman operates in the business of recycling ferrous and non-ferrous metals in and around Waterloo, Iowa. The purchase price is anticipated to be funded through a combination of a public offering of the Company's securities and bank debt.

IX. In April 1996, the Company entered into a letter of intent for a $10,000,000 to $11,000,000 financing agreement. Advances would be subject to certain asset eligibility computations and interest would be at the Bank of America Reference Rate plus 2% except for the over advance facility which would be plus 3%. The agreement would be collateralized by a first security interest on all of the Company's assets. Closing of the financing agreement is conditional upon completion of the lender due diligence including, among other things, appraisals, documentations and certain financial requirements.

X. For presentation purposes, the Statement of Operations for the three months ended December 31, 1994, has been revised to reflect line item consistency with the Statement of Operations provided in the September 30, 1995, 10-K.

XI. Inventories as of December 31, 1995 and September 30, 1995 consist of the following:

                             DECEMBER 31, 1995    SEPTEMBER 30, 1995
                             -----------------    ------------------
                                (UNAUDITED)
          Raw materials       $   1,258,000          $    350,000
          Finished goods            705,000               147,000
                              -------------          ------------

                              $   1,963,000          $    497,000
                              -------------          ------------
                              -------------          ------------

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ===========================================


XII. Property, plant and equipment as of December 31, 1995 and September 30, 1995 consists of the following:

                                        DECEMBER 31, 1995   SEPTEMBER 30, 1995
                                        -----------------   ------------------
                                          (UNAUDITED)
          Land                           $   1,640,000         $   1,640,000
          Building and improvements            365,000               365,000
          Heavy machinery and equipment      1,472,000             1,472,000
          Auto shredder mill                 3,177,000             3,161,000
          Transportation equipment             713,000               679,000
          Office equipment                     121,000               121,000
          Assets under capital lease         1,800,000                  -
                                         -------------         --------------

             Total                           9,288,000             7,438,000

          Less accumulated depreciation
           and amortization                   (897,000)             (752,000)
                                         -------------         --------------

             Total                       $   8,391,000         $    6,686,000
                                         -------------         --------------
                                         -------------         --------------

XIII. Other assets consists of the following at:

                                     DECEMBER 31, 1995    SEPTEMBER 30, 1995
                                     -----------------    ------------------
                                        (UNAUDITED)
     Goodwill, net of accumulated      $   2,187,000          $    188,000
       amortization of $40,000 and
       $29,000
     Non compete agreement,
       net of accumulated
       amortization of $14,000               986,000                  -
     Investment in affiliate,
       at cost                               277,000               277,000
     Engineering plans, net of
       accumulated amortization
       of $915,000 and $899,000              172,000               188,000
     Contract to acquire land                 70,000                  -
     Other assets                             94,000                91,000
                                       -------------          ------------

                                       $   3,786,000          $    744,000
                                       -------------          ------------
                                       -------------          ------------


XIV. During the quarter ended December 31, 1995, management determined that the net operating losses generated from prior years, in the amount of $1.3 million is more likely than not to be used in the near future due to taxable income estimated to be generated by Anglo. Therefore an additional net deferred tax asset of $441,000 has been recorded. Net operating losses carryovers available for the future through the year 2009 are $7.9 million.

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     ===========================================


XV. Supplemental information to statement of cash flows for noncash investing and financing activities:

                                              1995            1994
                                         ------------     ------------

    Cash paid for interest               $     96,000     $     79,000
                                         ------------     ------------
                                         ------------     ------------

    Acquisition of subsidiaries
      for stock                          $    925,000     $  1,200,000
                                         ------------     ------------
                                         ------------     ------------

    Contract to acquire land             $    446,000     $       -
                                         ------------     ------------
                                         ------------     ------------

    Acquisition of Anglo inventory
      for note payable                   $  1,865,000     $       -
                                         ------------     ------------
                                         ------------     ------------

    Capital lease obligation incurred
      to finance Anglo acquisition       $  1,800,000     $       -
                                         ------------     ------------
                                         ------------     ------------

    Intangible acquired for a note
      payable                            $    750,000     $       -
                                         ------------     ------------
                                         ------------     ------------

    Stock issued for conversion of
      bridge financing                   $       -        $    150,000
                                         ------------     ------------
                                         ------------     ------------

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

The Company's current operations commenced in May 1994 with the acquisition of its Nevada metals recycling facility. Since that time, the Company has experienced significant growth from the acquisition of other metals recycling facilities. On June 30, 1995, the Company acquired a 20% interest in a metals recycling facility located in Georgia. On December 11, 1995, the Company acquired its four southern Texas facilities. These acquisitions, except for the 20% ownership interest in the Georgia facility, are accounted for under the purchase method for business combinations and, accordingly, the result of operations for such acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company's historical results of operations for the periods presented are not directly comparable.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994

The results of operations for the three months ended December 31, 1995 were impacted by a number of factors, including delays in processed scrap shipments and declining gross margins at the Company's Nevada facility. In addition, profitability was negatively affected by acquisition costs and transition expenses incurred in conjunction with the acquisition of its southern Texas facilities on December 11, 1995.

REVENUES. Revenues increased $41,000, or 1.2%, to $3.5 million for the three months ended December 31, 1995 compared to $3.4 million for the same period for the previous year primarily due to the acquisition of the Company's southern Texas facilities on December 11, 1995. The operations of the southern Texas facilities provided an additional $539,000 of revenues, which was offset by a $498,000 decrease in revenues from the operations of the Nevada facility. The main factors responsible for the decline in revenues at the Nevada facility were the closing of certain steel mill customers for the holidays in late December 1995, which had remained open in the comparable period of 1994, combined with a shortage of rail cars which reduced the Company's ability to ship product.

For the three months ended December 31, 1995, ferrous scrap revenues increased $444,000 or 27.2%, as shipments increased approximately 3,100 tons to 17,200 tons and the average selling price rose approximately $7 per ton to $120 per ton. Non-ferrous scrap revenues decreased approximately $200,000 or 13.8%, reflecting a $.09 per pound decrease in average non-ferrous selling prices to $.52 per pound which was partially offset by a 30,400 pound increase in non-ferrous shipments to 2.4 million pounds. Paper sales decreased approximately $187,000 or 58.6%, for the three months ended December 31, 1995 as average sales prices and volumes declined relative to the comparable period of 1994.

COST OF SALES. The overall cost of sales increased $960,000, or 39.1%, to $3.4 million for the three months ended December 31, 1995, compared to $2.4 million for the three months ended December 31, 1994, and increased as a percentage of revenues to 98.8% from 71.2%. This increase in cost of sales was primarily due to decreases in ferrous and non-ferrous sales prices at the Company's Nevada facility, without corresponding declines in raw material and direct production costs. In addition, increased raw material costs incurred upon the acquisition of the Company's southern Texas facilities combined with shipping delays at the facilities further increased costs of sales. As a result, gross profit decreased to $43,000 for the three months ended December 31, 1995 compared with $962,000 for the three months ended December 31, 1994.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased to $756,000, or 21.9% of revenues for the three months ended December 31, 1995, from $523,000, or 15.3% of revenues, for the three months ended December 31, 1994. This increase resulted from additional expenses associated with acquired operations and expenses incurred in connection with the Company's increase in personnel in anticipation of additional acquisitions. Specifically, $205,000 of the increase was attributable to compensation paid upon consummation of the acquisition of the Company's southern Texas facilities.

INTEREST EXPENSE. Interest expense was $96,000 for the three months ended December 31, 1995 compared to $79,000 for the three months ended December 31, 1994. Interest expense increased primarily due to higher average interest rates on the Company's debt as well as additional debt incurred to finance the purchase of the southern Texas facilities in December 1995.

BENEFIT FROM INCOME TAXES. For the three months ended December 31, 1995, the Company recorded an increase to its net deferred tax asset of $441,000 for a total of $1.2 million and a benefit from deferred income taxes of $441,000. During the three months ended December 31, 1995, management determined that the net operating loss carryforward was more likely than not to be used in the near future due to the future taxable income to be generated by the Company's southern Texas facilities acquired on December 11, 1995. Net loss for the three months ended December 31, 1995 generated an increase to net operating loss carryforward in the amount of $900,000 for a total of $7.9 million available for the future through 2009. No benefit from deferred income taxes was recognized for the three months ended December 31, 1994.

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF INCOME TAXES. For the three months ended December 31, 1995, the Company had losses from continuing operations, net of income taxes of $368,000, or $.04 per share, compared to income from continuing operations, net of income taxes of $360,000, or $.12 per share, for the three months ended December 31, 1994.

NET INCOME. For the three months ended December 31, 1995, the Company had net loss of $368,000, or $.04 per share, compared to net income of $421,000, or $.14 per share, for the three months ended December 31, 1994.

LIQUIDITY AND CAPITAL RESOURCES

As the Company's business has grown, overall cash requirements for internal growth and acquisitions have been met through a combination of private placements of debt and equity securities, equipment and receivables financing and cash flow from operations. Since commencement of its metals recycling operations in May 1994, the Company has raised net cash proceeds of $6.3 million through the sale of equity securities. Through March 1995, the Company was also funded in part by $887,000 of borrowings from First Dominion Holdings, Inc., a company controlled by the Company's Chairman and Chief Executive Officer ("First Dominion"), all of which has been repaid. At December 31, 1995, the Company had $8.8 million of debt outstanding of which $4.2 million is due in the next twelve months.

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

On December 11, 1995, the Company acquired its southern Texas facilities by acquiring substantially all of the assets of Anglo Metals, Inc., d/b/a/ Anglo Iron & Metal, for $6.1 million. The purchase price was paid as follows: (i) $2.1 million in cash; (ii) $1.9 million Note which is to be paid in ten monthly installments of $186,500 beginning in February 1996 (iii) a $446,000 secured promissory note bearing interest at 8% and payable in 60 monthly installments of $9,000; (iv) a $750,000 unsecured promissory note and non-compete agreement payable in 72 consecutive installments of $10,416; and
(v) 227,693 shares of Common Stock, valued at $925,000.

For the three months ended December 31, 1995, net cash used by operations was $742,000. This use of cash was primarily the result of the net loss of $368,000 and the change of deferred income tax of $441,000 which was offset by depreciation and amortization of $202,000. In addition, increases in inventory, prepaid expenses and accrued liabilities amounted to $217,000 offset by an increase in accounts payable of $66,000. Inventories and accounts receivable increased primarily because of the acquisition of the Company's southern Texas facilities on December 11, 1995.

For the three months ended December 31, 1995, the Company used net cash in investing activities of $316,000 compared to $82,000 for the three months ended December 31, 1994. This increase reflects $279,000 paid in connection with the purchase of the Company's southern Texas facilities in December 1995.

The Company had a positive net worth of approximately $7.0 million as of December 31, 1995, compared to $6.5 million at September 30, 1995. This improvement in net worth is due primarily to the acquisition of the Company's southern Texas facility.

The Company had a working capital deficit at December 31, 1995 of $1.9 million as compared to a positive $376,000 at September 30, 1995. This deficit was primarily a result of the debt incurred in connection with the acquisition of its southern Texas facilities in December 1995.

INFLATION AND PREVAILING ECONOMIC CONDITIONS.

To date, inflation has not had a significant impact on the Company's operations. The Company believes it should be able to implement price increases sufficient to offset most raw material costs increases resulting from inflation, although there may be some delay between raw material costs increases and sales price increases and competitive factors may require the Company to absorb at least a portion of these costs increases. Management believes that a sustained economic slowdown would negatively impact the operations and financial performance of the Company.

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

ITEM 2.   CHANGES IN SECURITIES

     None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:

3(i) Amended and Restated Articles of Incorporation. Incorporated by reference to Exhibit 3(i).1 to the Company's Registration Statement on Form S-1, Registration No. 33-97654 (the "Form S-1").

3(ii)     Bylaws. Incorporated by reference to Exhibit 3(ii).1 to the Form S-1.

4 Certificate of Designations, Rights and Preferences for the Series A Convertible Preferred Stock of Recycling Industries, Inc. with Amendment. Incorporated by reference to Exhibit 4.1 to the Form S-1.

10.1      Agreements Related to the Acquisition of Nevada Recycling, Inc.:

10.1.1 Bill of Sale and Assumption Agreement dated April 30, 1995 between Nevada Recycling Corporation and Nevada Recycling, Inc., incorporated by reference to Exhibit (d)(1) to the Company's Current Report on Form 8-K filed May 12, 1994, reporting an event of May 10, 1994, Commission file No. 0-20179;

10.1.2 Real Estate Installment Sale Agreement dated May 10, 1994 by and between Recycling Industries, Inc. and Nevada Recycling
          Corporation, incorporated by reference to Exhibit (d)(2) to the Company's Current Report on Form 8-K filed May 12, 1994, reporting an event of May 10, 1994, Commission file No. 0-20179;

10.1.3 Stock Exchange Agreement dated May 10, 1994 between Recycling Industries, Inc. and Nevada Recycling Corporation, incorporated by reference to Exhibit (d)(3) to the Company's Current Report on Form 8-K filed May 12, 1994, reporting an event of May 10, 1994, Commission file No. 0-20179; and

10.1.4 Sale and Security Agreement dated May 10, 1994 by and among Recycling Industries, Inc. and Nevada Recycling Corporation, incorporated by reference to Exhibit (d)(4) to the Company's Current Report on Form 8-K filed May 12, 1994, reporting an event of May 10, 1994, Commission file No. 0-20179.

10.2 Agreements related to the Restructuring of the Acquisition of Nevada Recycling, Inc.:

10.2.1 Termination, Restructuring and Purchase Agreement, effective December 30, 1994, between Recycling Industries, Inc., NR Holdings, Inc., Nevada Recycling, Inc. and Nevada Recycling Corporation, incorporated by reference to Exhibit (c)(2) to the Company's Current Report on Form 8-K reporting an event of December 30, 1994, as amended April 3, 1995 on Form 8-K/A, as further amended May 1, 1995 on Form 8-K/A-2 and as further amended June 5, 1995 on Form 8-K/A-3, Commission File
          No. 0-20179;

10.2.2 Purchase Agreement, dated December 30, 1994, between NR Holdings, Inc. and Nevada Recycling Corporation, incorporated by reference to Exhibit (c)(3) to the Company's Current Report on Form 8-K reporting an event of December 30, 1994, as amended April 3, 1995 on Form 8-K/A, as further amended May 1, 1995 on Form 8-K/A-2 and as further amended June 5, 1995 on Form 8-K/A-3, Commission File No. 0-20179;

10.2.3 Real Estate Installment Sale Agreement, dated December 30, 1994, between NR Holdings, Inc. and Nevada Recycling corporation, incorporated by reference to Exhibit (c)(4) to the Company's Current Report on Form 8-K reporting an event of December 30, 1994, as amended April 3, 1995 on Form 8-K/A, as further amended May 1, 1995 on Form 8-K/A-2 and as further amended June 5, 1995 on Form 8-K/A-3, Commission File No. 0-20179;


10.2.4 Security and Option Agreement, effective December 30, 1994, between Recycling Industries, Inc., NR Holdings, Inc., Nevada Recycling, Inc. and Nevada Recycling Corporation, incorporated by reference to Exhibit (c)(5) to the Company's Current Report on Form 8-K reporting an event of December 30, 1994, as amended April 3, 1995 on Form 8-K/A, as further amended May 1, 1995 on Form 8-K/A-2 and as further amended June 5, 1995 on Form 8-K/A-3, Commission File No. 0-20179;

10.2.5 $2,000,000 Promissory Note; December 30, 1994, from NR Holdings, Inc. to Nevada Recycling Corporation, incorporated by reference to Exhibit (c)(6) to the Company's Current Report on Form 8-K reporting an event of December 30, 1994, as amended April 3, 1995 on Form 8-K/A, as further amended May 1, 1995 on Form 8-K/A-2 and as further amended June 5, 1995 on Form 8-K/A-3, Commission File No. 0-20179;

10.2.6 $300,000 Promissory Note; December 30, 1994, from NR Holdings, Inc. to Nevada Recycling Corporation, incorporated by reference to Exhibit (c)(7) to the Company's Current Report on Form 8-K reporting an event of December 30, 1994, as amended April 3, 1995 on Form 8-K/A, as further amended May 1, 1995 on Form 8-K/A-2 and as further amended June 5, 1995 on Form 8-K/A-3, Commission File No. 0-20179;

10.2.7 ERS Corporate Guaranty, dated December 30, 1994, by Recycling Industries, Inc., incorporated by reference to Exhibit (c)(8) to the Company's Current Report on Form 8-K reporting an event of December 30, 1994, as amended April 3, 1995 on Form 8-K/A, as further amended May 1,

          1995 on Form 8-K/A-2 and as further amended June 5, 1995 on Form 8-K/A-3, Commission File No. 0-20179;

10.2.8 NRI Corporate Guaranty, dated December 30, 1994, by Nevada Recycling, Inc., incorporated by reference to Exhibit (c)(9) to the Company's Current Report on Form 8-K reporting an event of December 30, 1994, as amended April 3, 1995 on Form 8-K/A, as further amended May 1, 1995 on Form 8-K/A-2 and as further amended June 5, 1995 on Form 8-K/A-3, Commission File
          No. 0-20179; and

10.2.9 Subscription to Shares of NR Holdings, Inc., dated December 30, 1994, for 100 Shares of Common Stock, incorporated by reference to Exhibit (c)(10) to the Company's Current Report on Form 8-K reporting an event of December 30, 1994, as amended April 3, 1995 on Form 8-K/A, as further amended May 1, 1995 on Form 8-K/A-2 and as further amended June 5, 1995 on Form 8-K/A-3, Commission File No. 0-20179.

10.3      Agreements Related to the Acquisition of Metal Recovery, Inc.:

10.3.1 Memorandum of Understanding dated January 18, 1995 between Recycling Industries, Inc., the ACI Principals, Sierra Holdings Limited Partnership, Military Scrap, L.P. and Thomas J., Wiens, incorporated by reference to Exhibit (c)(1) to the Company's Current Report on Form 8-K reporting an event of December 30, 1994, as amended April 3, 1995 on Form 8-K/A, as further amended May 1, 1995 on Form 8-K/A-2 and as further amended June 5, 1995 on Form 8-K/A-3, Commission File No. 0-20179;

10.3.2 ACI Option Agreement dated February 28, 1995 by and between Recycling Industries, Inc., Ralph Paglieri, Peter Lukesch and Scott Fischer;

10.3.3 Option Agreement by and between Thomas J. Wiens, Ralph Paglieri, Peter Lukesch and Scott Fischer; and

10.3.4 Pledge and Hypothecation Agreement by and among Recycling Industries, Inc., Nevada Recycling Corporation, Ralph Paglieri, Peter Lukesch and Scott Fischer.

10.4 Warrant Solicitation Agreement between First Equity Capital Securities, Inc. and Recycling Industries, Inc.

10.8      Agreements related to the Acquisition of Anglo Iron & Metal

10.8.1 Asset Purchase Agreement dated December 1, 1995 by and among Recycling Industries of Texas, Inc., Recycling Industries, Inc., Anglo Metal, Inc. d/b/a Anglo Iron & Metal and Robert C. Rome, incorporated by reference to the Company's current report on Form 8-K reporting an event of December 11, 1995, Commission File No. 0-20179.

10.8.2 First Addendum dated December 11, 1995 to the Asset Purchase Agreement dated December 1, 1995 by and among Recycling Industries of Texas, Inc., Recycling Industries, Inc., Anglo Metal, Inc. d/b/a Anglo Iron & Metal and Robert C. Rome, incorporated by reference to the Company's current report on Form 8-K reporting an event of December 11, 1995, Commission File No. 0-20179.

10.8.3 Inventory Purchase Agreement dated December 11, 1995 by and between Recycling Industries of Texas, Inc, and Anglo Metal, Inc. d/b/a Anglo Iron & Metal, incorporated by reference to the Company's current report on Form 8-K reporting an event of December 11, 1995, Commission File No. 0-20179.

10.8.4 Consulting and Non-Compete Agreement dated December 11, 1995 by and between Recycling Industries of Texas, Inc. and Robert C. Rome, incorporated by reference to the Company's current report on Form 8-K reporting an event of December 11, 1995, Commission File No. 0-20179.

10.8.5 Real Estate Purchase Contract dated December 11, 1995 by and between Recycling Industries of Texas, Inc. and Anglo Metal, Inc. d/b/a Anglo Iron & Metal, incorporated by reference to the Company's current report on Form 8-K reporting an event of December 11, 1995, Commission File No. 0-20179.

10.8.6 Form of Proposed Remediation Escrow Agreement by and between Recycling Industries of Texas, Inc., Recycling Industries, Inc., Anglo Metal, Inc. d/b/a Anglo Iron & Metal, incorporated by reference to the Company's current report on Form 8-K reporting an event of December 11, 1995, Commission File No. 0-20179.

10.8.7 Escrow Agreement dated December 11, 1995 by and between Recycling Industries of Texas, Inc., Recycling Industries, Inc., Anglo Metal, Inc. d/b/a Anglo Iron & Metal, Robert C. Rome and Stewart Title of Hidalgo County, Inc., incorporated by reference to the Company's current report on Form 8-K reporting an event of December 11, 1995, Commission File No. 0-20179.

10.8.8 Master Lease Agreement dated December 12, 1995 by and among Ally Capital Corporation as lessor and Recycling Industries of Texas, Inc. and Recycling Industries, Inc. as co-lessees, incorporated by reference to the Company's current report on Form 8-K reporting an event of December 11, 1995, Commission File
          No. 0-20179.

10.8.9 Equipment Schedule to the Master Lease Agreement dated December 12, 1995 by and among Ally Capital Corporation as lessor and Recycling Industries of Texas, Inc. and Recycling Industries, Inc. as co-lessees, incorporated by reference to the Company's current report on Form 8-K reporting an event of December 11, 1995, Commission File No. 0-20179.

REPORTS ON FORM 8-K:

     An 8-K dated December 22, 1995, describing the December 11, 1995, acquisition by Recycling Industries of Texas, Inc. a wholly owned subsidiary of the Company, of substantially all the assets of and the business of Anglo Metal Inc. (d/b/a Anglo Iron & Metal), a privately held metals and paper recycler with operations in Brownsville, Harlingen, McAllen and San Juan Texas.

                                 SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Date: July 12, 1996                 By:       /s/ Thomas J. Wiens
                                       -----------------------------------
                                       Thomas J. Wiens, Chairman and Chief
                                       Executive Officer


Date: July 12, 1996                 By:       /s/ Jerome B. Misukanis
                                       ------------------------------------
                                       Jerome B. Misukanis, Chief Financial
                                       Officer