Form 10-Q/A
period 1996-03-31
RECYCLING INDUSTRIES INC
filed 1996-07-15
CIK 769879

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-Q/A

    X              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  -----                 OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1996

                  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
  -----                 OF THE SECURITIES EXCHANGE ACT OF 1934

                           COMMISSION FILE NUMBER: 0-20179

                            RECYCLING INDUSTRIES, INC.
          ------------------------------------------------------------------
              (Exact Name of Registrant as Specified in its Charter)


        COLORADO                                         84-1103445
- ---------------------------              ---------------------------------------
(State or Other Jurisdiction of         (I.R.S. Employer Identification Number)
 Incorporation or Organization)


    384 INVERNESS DRIVE SOUTH, SUITE 211
           ENGLEWOOD, COLORADO                                         80112
- ------------------------------------------------                 ---------------
(Mailing Address of Principal Executive Offices)                (Zip Code)

         Registrant's Telephone Number, Including Area Code:  (303) 790-7372

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

                                      Yes   X         No
                                 -----         -----


Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the close of the period covered by this Report.

                                              Number of Shares Outstanding As Of
            Class                                      March 31, 1996
- ----------------------------------            ----------------------------------
  Common Stock, $.001 Par Value                        10,055,193

                                  TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION                                             PAGE
                                                                            ----

    ITEM 1.  FINANCIAL STATEMENTS*

         Consolidated Balance Sheets - March 31, 1996 (Unaudited)
           and September 30, 1995                                           1-2

         Consolidated Statements of Operations (Unaudited) for the three
           months and six months ended March 31, 1996 and 1995                3


         Consolidated Statement of Stockholders' Equity
           through March 31, 1996 (Unaudited)                                 4

         Consolidated Statements of Cash Flows (Unaudited) for the three      5
           and six months ended March 31, 1996 and 1995


         Notes to the Consolidated Financial Statements                    6-10


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

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------



                                        ASSETS
                               (Substantially Pledged)




                                                                   MARCH 31, 1996     SEPTEMBER 30, 1995
                                                                    --------------    ------------------
                                                                      (UNAUDITED)

CURRENT ASSETS:
 Cash                                                               $ 1,240,000    $   184,000
 Trade accounts receivable, pledged, less allowance for
   doubtful accounts of $10,000 and $15,000                           2,149,000      1,026,000
 Accounts receivable, related party                                      95,000        223,000
 Inventories                                                          2,076,000        497,000
 Prepaid expenses                                                       353,000        137,000
 Other                                                                  216,000            -
 Deferred income taxes                                                  500,000            -
                                                                  --------------   ------------
      Total Current Assets                                            6,629,000      2,067,000

 PROPERTY, PLANT AND EQUIPMENT, net                                   8,421,000      6,686,000

 DEFERRED INCOME TAXES, net                                             741,000        800,000

 OTHER ASSETS                                                         4,147,000        744,000
                                                                  --------------   ------------


      TOTAL ASSETS                                                  $19,938,000    $10,297,000
                                                                  --------------   ------------
                                                                  --------------   ------------

             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                         LIABILITIES AND STOCKHOLDERS' EQUITY




                                                         MARCH 31, 1996           SEPTEMBER 30, 1995
                                                          --------------          ------------------
                                                            (UNAUDITED)
CURRENT LIABILITIES:
  Notes payable                                           $      -                  $     61,000
  Notes payable - related parties                           1,927,000                        -
  Trade accounts payable                                    1,235,000                    655,000
  Trade accounts payable - related parties                    140,000                     73,000
  Accrued liabilities:
     Interest                                                  13,000                     22,000
     Interest - related party                                  17,000                      8,000
     Payroll and other                                        267,000                    107,000
     Income taxes payable                                      86,000                     86,000
  Due to factor, related party                                137,000                    197,000
  Current portion of long-term debt                            94,000                    227,000
  Current portion of long-term debt,
    related parties                                         2,294,000                    218,000
  Current portion of obligation,
    under capital lease                                       314,000                     37,000
                                                       ---------------            --------------

     Total Current Liabilities                              6,524,000                  1,691,000
                                                       ---------------            --------------

LONG-TERM DEBT:
  Long-term debt, net of current portion                      124,000                    132,000
  Long-term debt - related parties, net
   of current portion                                         945,000                  1,979,000
  Obligation under capital lease, net
   of current portion                                       1,452,000                     41,000
                                                       ---------------            --------------

     Total Long-Term Debt                                   2,521,000                  2,152,000
                                                       ---------------            --------------

     Total Liabilities                                      9,045,000                 3,843,000
                                                       ---------------            --------------

COMMITMENTS & CONTINGENCIES:

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value, 10,000,000
        shares authorized:
     Series A 13,000 shares
         issued and outstanding                             1,312,000                 1,312,000
     Series B -0- shares and 300,000
         shares issued and outstanding                          -                       450,000
  Common stock, $.001 par value,
        50,000,000 shares authorized:
          10,055,193 and 8,395,785
           shares issued and outstanding                       10,000                     8,000
  Additional paid-in capital                               17,909,000                13,120,000
  Accumulated (deficit)                                    (8,338,000)               (8,436,000)
                                                       ---------------            --------------

     Total Stockholders' Equity                            10,893,000                 6,454,000
                                                       ---------------            --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $19,938,000               $10,297,000
                                                       ---------------            --------------
                                                       ---------------            --------------



             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------




                                                     THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                           MARCH 31,                               MARCH 31,
                                              ----------------------------------     -----------------------------------
                                                  1996                1995                1996                1995
                                              --------------     ---------------     ---------------     ---------------
                                                (UNAUDITED)        (UNAUDITED)          (UNAUDITED)        (UNAUDITED)
REVENUES:
   Sales                                    $     7,277,000     $     3,688,000     $     10,735,000      $    7,090,000
   Other income                                      28,000              12,000               28,000              27,000
                                             ---------------     ---------------     ---------------     ---------------

             Total Revenues                       7,305,000           3,700,000           10,763,000           7,117,000
                                             ---------------     ---------------     ---------------     ---------------
COST AND EXPENSES:
   Cost of sales                                  5,297,000           2,108,000            8,712,000           4,563,000
   Cost of sales-related party                      640,000             760,000              640,000             760,000
   Personnel                                        431,000             117,000              862,000             263,000
   Professional services                            121,000             174,000              264,000             290,000
   Travel                                            43,000              12,000               60,000              19,000
   Occupancy                                         14,000             (16,000)              28,000              25,000
   Depreciation and amortization                     70,000              56,000              101,000             124,000
   Interest                                         149,000             119,000              245,000             198,000
   Other general and administrative                 118,000              45,000              238,000             190,000
                                             ---------------     ---------------     ---------------     ---------------

             Total Costs and Expenses             6,883,000           3,375,000           11,150,000           6,432,000
                                             ---------------     ---------------     ---------------     ---------------

INCOME (LOSS) BEFORE
   EXTRAORDINARY GAIN                               422,000             325,000             (387,000)            685,000

EXTRAORDINARY GAIN FROM
   SETTLEMENT OF DEBTS                               48,000             161,000               48,000             222,000

INCOME (LOSS) BEFORE
   INCOME TAXES (BENEFIT)                           470,000             486,000             (339,000)            907,000

INCOME TAXES (BENEFIT)                                4,000               -                 (437,000)               -
NET INCOME (LOSS)                           $       466,000     $       486,000     $         98,000      $      907,000
                                             ---------------     ---------------     ---------------     ---------------
                                             ---------------     ---------------     ---------------     ---------------

NET INCOME (LOSS) PER SHARE
   Before Extraordinary Item                $          0.04     $          0.09     $           0.01      $         0.20
   Extraordinary Item                                  0.01                0.04                 -                   0.06
                                             ---------------     ---------------     ---------------     ---------------

NET INCOME (LOSS) PER SHARE                 $          0.05     $          0.13     $           0.01      $         0.26
                                             ---------------     ---------------     ---------------     ---------------
                                             ---------------     ---------------     ---------------     ---------------

Weighted Average Shares Outstanding              10,341,396           3,675,423            9,773,913           3,495,306
                                             ---------------     ---------------     ---------------     ---------------
                                             ---------------     ---------------     ---------------     ---------------





             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                   FOR THE YEARS ENDED SEPTEMBER 30, 1994 AND 1995
                 AND THE SIX MONTHS ENDED MARCH 31, 1996 (UNAUDITED)
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------


                                                                                                       ADDITIONAL
                                                 PREFERRED STOCK               COMMON STOCK              PAID-IN
                                             SHARES          AMOUNT         SHARES        AMOUNT         CAPITAL
                                          -------------- -------------- -------------- -------------- --------------
Balances, September 30, 1992                    -       $      -           2,367,728  $       3,000  $   5,905,000)
Common stock issued
    for services                                -              -              20,000         -             149,000
Contribution of services                        -              -              -              -             120,000
Dilution of predecessor cost
   adjustment property option                   -              -              -              -             444,000
Net (loss)                                      -              -              -              -               -
                                          -------------  -------------   ------------  -------------  -------------

Balances, September 30, 1993                    -              -           2,387,728          3,000      6,618,000)
Preferred stock issued  for debt               591,333        887,000         -              -               -
Preferred stock issued  for
    acquisition of NRI                          38,000      3,612,000         -              -               -
Common stock issued for cash                    -              -              30,000         -              56,000
Common stock issued
    for services                                -              -              39,600         -             242,000
Common stock issued  for debt                   -              -             548,376         -           1,351,000
Contribution to capital                         -              -              -              -               2,000
Conversion of  accrued salary                   -              -              -              -               -
Net (loss)                                      -              -              -              -               -
                                          -------------  -------------  -------------  -------------  -------------

Balances, September 30, 1994                   629,333      4,499,000      3,005,704          3,000      8,269,000

Redemption of preferred stock
  Series A                                     (25,000)    (2,300,000)        -              -              -
Redemption of preferred stock
  Series B and other equity for
   Option to CEO                              (291,333)      (437,000)        -              -              -
Common stock issued for
  acquisition of MRI                            -              -             120,000         -           1,200,000
Common stock issued during
  private offering, net of offering
  costs of $590,000                             -              -           3,746,400          4,000      2,778,000
Common stock issued to
  retire debt                                   -              -             166,666         -             150,000
Common stock issued for
  renegotiation of payment terms
  for a stockholder loan                        -              -              10,000         -               -
Common stock issued
  for services                                  -              -              10,000         -              25,000
Common stock issued for
 interest on bridge loans                       -              -              17,351         -              16,000
Common stock issued on
  exercise of option to CEO                     -              -           1,319,445          1,000        682,000
Common stock rounding due
 to stock split                                 -              -                 219         -               -
Net income                                      -              -              -              -               -
                                          -------------  -------------  -------------  -------------  -------------

Balances, September 30, 1995                   313,000      1,762,000      8,395,785          8,000     13,120,000

Common stock issued for
  acquisition of Anglo (unaudited)              -              -             227,693         -             925,000
Conversion of preferred stock
  series B (unaudited)                        (300,000)      (450,000)        12,000         -             450,000
Common stock issued in
  private offering, net of
  offering costs of $633,000 (unaudited)        -              -           1,040,636          1,000      2,227,000

Conversion of bridge loans (unaudited)          -              -             323,523          1,000      1,137,000

Common stock issued for cash (unaudited)        -              -              55,556         -              50,000
Net income for the period
  (unaudited)                                   -              -              -              -               -
                                          -------------  -------------  -------------  -------------  -------------

Balances, March 31, 1996                        13,000  $   1,312,000     10,055,193  $      10,000  $  17,909,000
                                          -------------  -------------  -------------  -------------  -------------
                                          -------------  -------------  -------------  -------------  -------------
 (unaudited)







                                                               OTHER
                                             OPTION           EQUITY      ACCUMULATED
                                             TO CEO          SECURITY     (DEFICIT)        TOTAL
                                          -------------- -------------- -------------- --------------

Balances, September 30, 1992             $      -       $      -       $  (6,844,000) $    (936,000)
Common stock issued
    for services                                -              -              -             149,000
Contribution of services                        -              -              -             120,000
Dilution of predecessor cost
   adjustment property option                   -              -              -             444,000
Net (loss)                                      -              -          (2,483,000)    (2,483,000)
                                          -------------  -------------  -------------  -------------

Balances, September 30, 1993                    -              -          (9,327,000)    (2,706,000)
Preferred stock issued  for debt                -              -              -             887,000
Preferred stock issued  for
    acquisition of NRI                          -              -              -           3,612,000
Common stock issued for cash                    -              -              -              56,000
Common stock issued
    for services                                -              -              -             242,000
Common stock issued  for debt                   -              -              -           1,351,000
Contribution to capital                         -              -              -               2,000
Conversion of  accrued salary                   -             246,000         -             246,000
Net (loss)                                      -              -            (924,000)      (924,000)
                                          -------------  -------------  -------------  -------------

Balances, September 30, 1994                    -             246,000    (10,251,000)     2,766,000

Redemption of preferred stock
  Series A                                      -             -               -          (2,300,000)
Redemption of preferred stock
  Series B and other equity for
   Option to CEO                               683,000       (246,000)        -              -
Common stock issued for
  acquisition of MRI                            -              -              -           1,200,000
Common stock issued during
  private offering, net of offering
  costs of $590,000                             -              -              -           2,782,000
Common stock issued to
  retire debt                                   -              -              -             150,000
Common stock issued for
  renegotiation of payment terms
  for a stockholder loan                        -              -              -              -
Common stock issued
  for services                                  -              -              -              25,000
Common stock issued for
 interest on bridge loans                       -              -              -              16,000
Common stock issued on
  exercise of option to CEO                   (683,000)        -              -              -
Common stock rounding due
 to stock split                                 -              -              -              -
Net income                                      -              -           1,815,000      1,815,000
                                          -------------  -------------  -------------  -------------

Balances, September 30, 1995                    -              -          (8,436,000)     6,454,000

Common stock issued for
  acquisition of Anglo (unaudited)              -              -              -             925,000
Conversion of preferred stock
  series B (unaudited)                          -              -              -              -
Common stock issued in
  private offering, net of
  offering costs of $633,000 (unaudited)        -              -              -           2,228,000
Conversion of bridge loans (unaudited)          -              -              -           1,138,000
Common stock issued for cash (unaudited         -              -              -              50,000
Net income for the period
  (unaudited)                                   -              -              98,000         98,000
                                          -------------  -------------  -------------  -------------

Balances, March 31, 1996                 $      -       $      -       $  (8,338,000) $  10,893,000
                                          -------------  -------------  -------------  -------------
                                          -------------  -------------  -------------  -------------





             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------




                                                               For The Three Months Ended               For The Six Months Ended
                                                           --------------------------------        -------------------------------
                                                           March 31, 1996    March 31, 1995        March 31, 1996   March 31, 1995
                                                           --------------    --------------        --------------   --------------
CASH FLOWS FROM (TO) OPERATING ACTIVITIES:                 (UNAUDITED)         (UNAUDITED)           (UNAUDITED)       (UNAUDITED)
    Net income                                          $     466,000          $    486,000        $     98,000        $   907,000
    Adjustments to reconcile net income to net cash
     used in operating activities:
       Depreciation and amortization                          277,000               228,000             479,000            454,000
       Extraordinary gain from settlement of debts            (48,000)             (161,000)            (48,000)          (222,000)
       Deferred income taxes                                     --                    --              (441,000)              --
    Changes in assets and liabilities:
         Trade accounts receivable                         (1,139,000)              (77,000)         (1,123,000)          (252,000)
         Inventories                                          (80,000)              (30,000)           (213,000)            52,000
         Prepaid expenses                                     (91,000)               16,000             (91,000)             5,000
         Other current assets                                (200,000)               23,000            (216,000)            32,000
         Accounts payable                                     581,000               174,000             647,000             (6,000)
         Accrued liabilities                                  228,000              (102,000)            160,000            (62,000)
                                                        -------------          ------------        ------------        -----------

             Net Cash Provided (Used)
                   by Operating Activities                     (6,000)              557,000            (748,000)           908,000
                                                        -------------          ------------        ------------        -----------

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
    Additions to equipment                                   (252,000)             (366,000)           (302,000)          (406,000)
    Receivables - related party                               (33,000)             (113,000)            128,000            (81,000)
    Additions to acquisition costs and goodwill              (377,000)               18,000            (604,000)           (56,000)
    Non-compete agreement                                        --                    --              (200,000)              --

          Net Cash (Used) in Investing Activities            (662,000)             (461,000)           (978,000)          (543,000)
                                                        -------------          ------------        ------------        -----------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
    Proceeds from borrowings - related parties              1,593,000                  --             1,593,000               --
    Proceeds from other borrowings                         (1,389,000)             (150,000)             20,000               --
 Principal payments on borrowings                             (34,000)           (2,128,000)           (401,000)        (2,298,000)
    Principal payments on borrowings - related parties                             (411,000)            (49,000)          (411,000)
         (281,000)
    Principal payments on capital lease                        20,000                  --              (112,000)              --
    Proceeds from factor                                    1,882,000             2,029,000           3,934,000          3,364,000
    Payments to factor                                     (2,083,000)           (2,165,000)         (3,994,000)        (3,494,000)
    Proceeds from issuance of common stock                  2,278,000             2,757,000           2,278,000          2,782,000
    Deferred offering costs                                   (15,000)             (314,000)           (125,000)          (314,000)
                                                        -------------          ------------        ------------        -----------

             Net Cash Provided (Used)
                   by Financing Activities                  1,841,000               (20,000)          2,782,000           (241,000)
                                                        -------------          ------------        ------------        -----------
    Increase in Cash                                        1,173,000                76,000           1,056,000            124,000

    CASH, beginning of period                                  67,000               163,000             184,000            115,000
                                                        -------------          ------------        ------------        -----------

    CASH, end of period                                 $   1,240,000          $    239,000        $  1,240,000        $   239,000
                                                        -------------          ------------        ------------        -----------
                                                        -------------          ------------        ------------        -----------



             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      ------------------------------------------
                      ------------------------------------------

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
                                                           --------------
                                                           --------------

The unaudited pro forma summary financial statement which follows, has been prepared assuming that the acquisition of Anglo occurred at the beginning of the period for pro forma statement of operations.

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      ------------------------------------------
                      ------------------------------------------

               UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                       FOR THE SIX MONTHS ENDED MARCH 31, 1996



                                        Recycling                                                       Pro Forma
                                       Industries             Anglo               Pro Forma             March 31,
                                          Inc.             Iron & Metal           Adjustments              1996
                                       ------------        --------------        -------------       -------------

Revenues                               $ 10,763,000        $    7,268,000        $  (4,460,000)      $  13,571,000
Costs and expenses                       11,150,000             6,595,000           (4,205,000)         13,540,000
                                       ------------        --------------        -------------       -------------

Income (loss) before
  income taxes                             (387,000)              673,000             (255,000)             31,000
Provision (benefit) from
  income taxes                             (437,000)              229,000              (87,000)           (295,000)
                                       ------------        --------------        -------------       -------------

Income (loss) from continuing
  operations, net of income
  taxes                                $     50,000        $      444,000        $    (168,000)      $    $326,000
                                       ------------        --------------        -------------       -------------
                                       ------------        --------------        -------------       -------------

Net income (loss) after
  extraordinary item and
  income taxes                         $     98,000        $      444,000        $    (168,000)      $     374,000
                                       ------------        --------------        -------------       -------------
                                       ------------        --------------        -------------       -------------

Income per common share:
  Before extraordinary gain                                                                          $         .03
  Extraordinary gain                                                                                 $         .01
                                                                                                     -------------

Net income per common share                                                                          $         .04
                                                                                                     -------------
                                                                                                     -------------


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

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

            Inventories                                       $   55,000
            Land                                                 310,000
            Building and improvements                            560,000
            Machinery and equipment                            1,000,000
                                                              ----------
                                                              $1,925,000
                                                              ----------
                                                              ----------

The unaudited pro forma summary financial statements which follow have been prepared assuming that the acquisitions of Anglo and Mid-America occurred at the beginning of the period for pro forma statement of operations.

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    UNAUDITED PRO FORMA CONSOLIDATED BALANCE SHEET
                                    MARCH 31, 1996


ASSETS
                               RECYCLING                                PRO FORMA
                              INDUSTRIES                 PRO FORMA       MARCH 31,
                                  INC.     MID-AMERICA  ADJUSTMENT         1996
                             -----------   -----------  -----------    -----------
Current assets               $ 6,629,000   $   161,000    $(106,000)   $ 6,684,000
Other assets                  13,309,000     2,823,000     (953,000)    15,179,000
                             -----------   -----------  -----------    -----------
                             $19,938,000   $ 2,984,000  $(1,059,000)   $21,863,000
                             -----------   -----------  -----------    -----------
                             -----------   -----------  -----------    -----------

LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)

Current liabilities          $ 6,524,000   $ 1,519,000  $(1,218,000)   $ 6,825,000
Long-term debt                 2,521,000         2,000    1,622,000      4,145,000
Stockholders' equity          10,893,000     1,463,000   (1,463,000)    10,893,000
                             -----------   -----------  -----------    -----------
                             $19,938,000   $ 2,984,000  $(1,059,000)   $21,863,000
                             -----------   -----------  -----------    -----------
                             -----------   -----------  -----------    -----------


               UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                       FOR THE SIX MONTHS ENDED MARCH 31, 1996

                               RECYCLING                                               PRO FORMA
                              INDUSTRIES       ANGLO                      PRO FORMA     MARCH 31,
                                  INC.      IRON & METAL   MID-AMERICA   ADJUSTMENTS      1996
                              -----------   ------------   -----------   -----------   -----------
Revenues                      $10,763,000   $  7,268,000   $ 1,170,000   $(4,460,000)  $14,741,000
Costs and expenses             11,150,000      6,595,000     1,370,000    (4,244,000)   14,871,000
                              -----------   ------------   -----------   -----------   -----------

Income (loss) before
   income taxes                  (387,000)       673,000      (200,000)     (216,000)     (130,000)
Provision (benefit) from
   income taxes                  (437,000)       229,000         -          (150,000)     (358,000)
                              -----------   ------------   -----------   -----------   -----------

Income (loss) from continuing
   operations, net of income
   taxes                      $    50,000    $   444,000   $  (200,000)  $   (66,000)  $   228,000
                              -----------   ------------   -----------   -----------   -----------
                              -----------   ------------   -----------   -----------   -----------
Net income (loss) after
   extraordinary item and
   income taxes               $   98,000     $   444,000   $  (200,000)  $   (66,000)  $   276,000
                              -----------   ------------   -----------   -----------   -----------
                              -----------   ------------   -----------   -----------   -----------
Income per common share:
   Before extraordinary gain                                                           $       .02
   Extraordinary gain                                                                          .01
                                                                                       -----------
Net income per common share                                                            $       .03
                                                                                       -----------
                                                                                       -----------


                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


VII. On March 27, 1996, the Company entered into a letter of intent with an underwriter to sell 4,400,000 shares of the Company's Common Stock in a public offering. Upon a registration statement being declared effective, the 4,400,000 shares would be sold along with 492,448 shares which would also be sold by certain securityholders.

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

  IX. In April 1996, the Company entered into a letter of intent for a $10,000,000 to $11,000,000 financing agreement. Advances would be subject to certain asset eligibility computations and interest would be at the Bank of America Reference Rate plus 2% except for the over advance facility which would be plus 3%. The agreement would be collateralized by a first security interest on all of the Company's assets. Closing of the financing agreement is conditional upon completion of the lender due diligence including, among other things, appraisals, documentation and certain financial requirements.

   X. For presentation purposes, the Statement of Operations for the six months ended March 31, 1995, has been revised to reflect line item consistency with the Statement of Operations provided in the September 30, 1995, 10-K.

  XI. Inventories as of March 31, 1996 and September 30, 1995 consists of the following:

                                   MARCH 31, 1996         SEPTEMBER 30, 1995
                                   --------------         ------------------
                                    (UNAUDITED)

     Raw materials                 $    1,768,000                 $  350,000
     Finished goods                       308,000                    147,000
                                   --------------         ------------------
                                   $    2,076,000                 $  497,000
                                   --------------         ------------------
                                   --------------         ------------------

 XII. Property, plant and equipment as of March 31, 1996 and September 30, 1995 consists of the following:

                                   MARCH 31, 1996         SEPTEMBER 30, 1995
                                   --------------         ------------------
                                     (UNAUDITED)
     Land                          $    1,712,000         $        1,640,000
     Building and improvements            369,000                    365,000
     Heavy machinery and equipment      1,551,000                  1,472,000
     Auto shredder mill                 3,180,000                  3,161,000
     Transportation equipment             799,000                    679,000
     Office equipment                     131,000                    121,000
     Assets under capital lease         1,800,000                   -
                                   --------------         ------------------
               Total                    9,542,000                  7,438,000

     Less accumulated depreciation
      and amortization                 (1,121,000)                  (752,000)
                                   --------------         ------------------
               Total               $    8,421,000         $        6,686,000
                                   --------------         ------------------
                                   --------------         ------------------

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


XIII. Other assets consists of the following at:

                                   MARCH 31, 1996        SEPTEMBER 30, 1995
                                   --------------        ------------------
                                    (UNAUDITED)
      Acquisition costs              $  200,000                    $  -
      Goodwill, net of accumulated    2,544,000                     188,000
       amortization of $40,000 and
       $29,000
      Non-compete agreement,
        net of accumulated
        amortization of $56,000         944,000                      -
      Investment in affiliate,
        at cost                         277,000                     277,000
      Engineering plans, net of
        accumulated amortization
        of $930,000 and $899,000        157,000                     188,000
      Other assets                       25,000                      91,000
                                   --------------        ------------------
                                     $4,147,000                    $744,000
                                   --------------        ------------------
                                   --------------        ------------------

XIV. During the quarter ended March 31, 1996, management determined that the net operating losses generated from prior years, in the amount of $7,200,000 is more likely than not to be used in the near future due to taxable income estimated to be generated by NRI, Anglo and Mid-America. Therefore an additional net deferred tax asset of $441,000 has been recorded. Net operating loss carryovers available for the future through the year 2009 are $7,200,000.

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

XV. Supplemental information to statement of cash flows for noncash investing and financing activities:

                                                    SIX MONTHS ENDED
                                                       MARCH 31,
                                             ---------------------------------
                                                 1996                  1995
                                             -----------          ------------
                                             (UNAUDITED)           (UNAUDITED)

             Cash paid for interest           $  194,000          $     -
                                             -----------          ------------
                                             -----------          ------------
             Stock issued for conversion
               of bridge financing           $ 1,137,000          $    150,000
                                             -----------          ------------
                                             -----------          ------------

             Acquisition of subsidiaries
               for stock                     $   925,000          $  1,200,000
                                             -----------          ------------
                                             -----------          ------------

             Purchase of equipment for
               notes payable                 $    25,000          $     35,000
                                             -----------          ------------
                                             -----------          ------------
             Restructure of preferred
             stock to debt                   $     -              $  2,300,000
                                             -----------          ------------
                                             -----------          ------------
             Acquisition of equipment
               under capital lease           $     -              $    113,000
                                             -----------          ------------
                                             -----------          ------------
             Contract to acquire land
               and building acquired
               for note payable              $   446,000          $   -
                                             -----------          ------------
                                             -----------          ------------
             Acquisition of Anglo
               inventory for note payable    $ 1,366,000          $     -
                                             -----------          ------------
                                             -----------          ------------
             Capital lease obligation
               incurred to finance
               Anglo acquisition             $ 1,800,000          $    -
                                             -----------          ------------
                                             -----------          ------------
             Intangible acquired for a
               note payable                  $   750,000          $    -
                                             -----------          ------------
                                             -----------          ------------

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

The Company's current operations commenced in May 1994 with the acquisition of its Nevada metals recycling facility. Since that time, the Company has experienced significant growth from the acquisition of other metals recycling facilities. On June 30, 1995, the Company acquired a 20% interest in a metals recycling facility located in Georgia. On December 11, 1995, the Company acquired its four southern Texas facilities. These acquisitions, except for the 20% ownership interest in the Georgia facility, are accounted for under the purchase method of business combinations and, accordingly, the result of operations for such acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company's historical results of operations for the period presented are not directly comparable.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

The results of operations for the three months ended March 31, 1996 include the effects of the acquisition of the Company's southern Texas facilities for the entire period whereas the March 31, 1995 results reflect only the operations of the Nevada facility. The key operating results for each of the three month periods are summarized as follows:

REVENUES. For the three months ended March 31, 1996, revenues increased $3.6 million, or 97.4%, to $7.3 million from $3.7 million for the three months ended March 31, 1995. The increase in revenues was comprised of a $4.2 million increase attributable to higher sales volume offset by a $626,000 decrease attributable to lower average selling prices. The increase in revenues is primarily the result of the acquisition of the Company's southern Texas facilities on December 11, 1995. The operations of the southern Texas facilities generated $3.9 million in revenues during the three months ended March 31, 1996. Revenues for the Nevada facility declined 8.3% to $3.4 million for the three months ended March 31, 1996 from $3.7 million for the three months ended March 31, 1995.

Ferrous scrap revenues increased $3.3 million, or 181.1%, to $5.1 million for the three months ended March 31, 1996, from $1.8 million for the three months ended March 31, 1995. Total tons shipped increased to 38,300 tons for the three months ended March 31, 1996 from 14,800 tons for the three months ended March 31, 1995. The average selling price rose approximately $2 per ton to $124 per ton for the three months ended March 31, 1996. Non-ferrous scrap revenues rose approximately $612,000, or 40.7%, to $2.1 million reflecting the acquisition of the southern Texas facilities. Total shipments for non-ferrous materials increased to 2.0 million pounds to a total of 4.3 million pounds, which was partially offset by a decrease in average non-ferrous selling prices from $.65 to $.48 per pound. Paper sales decreased approximately $280,000, or 72.5%, for the three months ended March 31, 1996 as average sales prices and volumes declined relative to the comparable period in 1995.

COST OF SALES. For the three month period ended March 31, 1996, cost of sales increased $3.0 million to $5.9 million from $2.9 million for the three months ended March 31, 1995, and increased as a percentage of revenues to 81.3% from 77.5%. This increase in cost of sales was primarily due to the increased sales volume related to the acquisition of the Company's southern Texas facilities.
Of the increase in cost of sales, approximately $2.8 million was related to the operations of the southern Texas facilities and $268,000 was related to the increased volume at the Nevada facility. The increase in cost of sales as a percentage of revenue was driven by decreased sales prices without corresponding decreases in raw materials costs beginning in the quarter ended December 31, 1995. The Company has adjusted purchase prices for raw material over the course of the quarter ended March 31, 1996 and believes that future margins will reflect such changes. Overall gross profit improved by $536,000 to $1.4 million for the three months ended March 31, 1996 compared to $832,000 for the three months ended March 31, 1995.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased to $797,000, or 10.9% of revenues for the three months ended March 31, 1996, from $388,000, or 10.5% of revenues, for the three months ended March 31, 1995. Of this increase, $314,000 was the result of increased personnel, selling and overhead costs related to acquired operations and to overhead added in anticipation of additional growth, as well as an increase in other general and administrative expenses of $73,000.

BENEFIT FROM INCOME TAXES. At March 31, 1996, the Company has recognized a net deferred tax asset of $1.2 million, as management has determined that the net operating loss carryforward was more likely than not to be used in the near future due to the future taxable income to be generated by the Company's southern Texas facilities. The net income before income taxes for the three months ended March 31, 1996 decreased the net operating loss carryforward by $470,000 providing approximately $7.2 million of net operating loss carryforward available through 2009. No benefit from deferred income taxes was recognized for the three months ended March 31, 1995.

INCOME FROM CONTINUING OPERATIONS, NET OF INCOME TAXES. Income from continuing operations, net of income taxes improved to $418,000, or $.04 per share, for the three months ended March 31, 1996 from $325,000, or $.08 per share, for the three months ended March 31, 1995.

NET INCOME. For the three months ended March 31, 1996, the Company had net income of $466,000, or $.05 per share, compared to net income of $486,000, or $.13 per share, for the three months ended March 31, 1995.

SIX MONTHS ENDED MARCH 31, 1996 AND 1995

The results of operations for the six months ended March 31, 1996 were impacted by a number of factors, including delays in processed scrap shipments and lower growth margins at the Company's Nevada facility. In addition, profitability was negatively affected by transition expenses incurred in conjunction with the acquisition of its southern Texas facilities on December 11, 1995.

REVENUES. Revenues increased $3.7 million, or 51.2%, to $10.8 million for the six months ended March 31, 1996 from $7.1 million for the six months ended March 31, 1995. The increase in revenues was comprised of a $4.3 million increase attributable to higher sales volume offset by a $590,000 decrease attributable to lower average selling prices. The increase in revenues is primarily due to the acquisition of the Company's southern Texas facilities on December 11, 1995. The operations of the southern Texas facilities provided an additional $4.4 million of revenues, which were partially offset by a $694,000 decrease in revenues from the operations of the Nevada facility. The main factors responsible for the decline in revenues at the Nevada facility were a decrease in non-ferrous scrap revenues of $648,000 and a decrease in paper sales of $467,000, which were partially offset by an increase in ferrous revenues of $421,000.

For the six months ended March 31, 1996, ferrous scrap revenues increased $3.7 million, or 109.0%, to $7,100,000 as shipments increased approximately 26,600 tons to 55,500 tons and the average selling price rose approximately $5 per ton to $123 per ton. Non-ferrous scrap revenues increased approximately $412,000, or 14.0%, to $3.4 million as shipments increased 2.1 million pounds to 6.7 million pounds. The increased non-ferrous scrap sales volume was partially offset by a $.13 per pound decrease in average non-ferrous selling prices to $.50 per pound. Total ferrous and non-ferrous scrap revenues rose to $10.5 million. Paper sales decreased approximately $467,000, or 66.5%, for the six months ended March 31, 1996 as average sales prices and volumes declined relative to the comparable period of 1995.

COST OF SALES. For the six months ended March 31, 1996, cost of sales increased $4.1 million to $9.4 million from $5.3 million for the six months ended March 31, 1995, and increased as a percentage of revenues to 86.9% from 74.8%. This increase in cost of sales was primarily due to the increase in sales volume of the Company's newly acquired southern Texas facilities. Of the $4.1 million increase in cost of sales, approximately $3.7 million was related to the acquisition of the southern Texas facilities and $260,000 was related to the increased volume at the Nevada facility. Gross profit decreased to $1.4 million for the six months ended March 31, 1996 from $1.8 million for the six months ended March 31, 1995. This decrease in gross profit was primarily due to the decreases in ferrous and non-ferrous sales prices at the Company's Nevada facility, without corresponding declines in raw material and direct production costs.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased to $1.6 million, or 14.4% of revenues, for the six months ended March 31, 1996 from $911,000, or 12.8% of revenues, for the six months ended March 31, 1995. Of this increase, $599,000 resulted from additional personnel costs associated with acquired operations and expenses incurred in connection with the Company's increase in personnel in anticipation of additional acquisitions. Included in this amount was $205,000 of incentive compensation paid to the Company's Chief Executive Officer upon the consummation of the acquisition of the Company's southern Texas facilities.

INTEREST EXPENSE. Interest expense was $245,000 for the six months ended March 31, 1996 compared to $198,000 for the six months ended March 31, 1995. Interest expense increased primarily due to higher average interest rates on the Company's debt as well as additional debt incurred to finance the purchase of the southern Texas facilities in December 1995.

BENEFIT FROM INCOME TAXES. For the six months ended March 31, 1996, the Company recorded an increase to its net deferred tax asset of $441,000 which resulted in a net deferred tax benefit of $437,000. As a result, at March 31, 1996, the Company has recognized a net deferred tax asset of $1.2 million, as management has determined that the net operating loss carryforward was more likely than not to be used in the near future due to the future taxable income to be generated by the Company's southern Texas facilities. The net loss before income taxes for the six months ended March 31, 1996 increased the net operating loss carryforward by $339,000 providing approximately $7.2 million of net operating loss carryforward available through 2009. No benefit from deferred income taxes was recognized for the six months ended March 31, 1995.

INCOME FROM CONTINUING OPERATIONS, NET OF INCOME TAXES. For the six months ended March 31, 1996, the Company had income from continuing operations, net of income taxes of $50,000, or $.01 per share, compared to $685,000, or $.20 per share, for the six months ended March 31, 1995. The principal reasons for this decrease were the higher cost of sales and selling and administrative expenses in the 1996 period described above.

NET INCOME. For the six months ended March 31, 1996, the Company had net income of $98,000, or $.01 per share, compared to net income of $907,000, or $.26 per share, for the six months ended March 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

As the Company's business has grown, overall cash requirements for internal growth and acquisitions have been met through a combination of private placements of debt and equity securities, equipment and receivables financing and cash flow from operations. Since commencement of its metals recycling operations in May 1994, the Company has raised net cash proceeds of $6.3 million through the sale of its equity securities. Through March 1995, the Company was also funded in part by $887,000 of borrowings from First Dominion Holdings, Inc., a company controlled by the Company's Chairman and Chief Executive Officer ("First Dominion"), all of which has been repaid. At March 31, 1996, the Company had $7.3 million of debt outstanding, of which $4.8 million is due in the next 12 months.

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

On April 15, 1996, the Company acquired its Missouri facility by acquiring substantially all of the assets of Mid-America Shredding, Inc., d/b/a/ Mid-America Shredding, for $1.9 million. The purchase consideration consisted of cash of $660,000, assumed outstanding bank debt of $1.2 million and a $55,000 note payable over eight months.

For the six months ended March 31, 1996, net cash used by operations was $748,000. During this period the Company generated net income of $98,000 and depreciation and amortization of $479,000, which were partially offset by deferred income tax of $441,000 and an extraordinary gain of $48,000. Increases in accounts receivable, inventory, prepaid expenses, and current assets amounted to $1,643,000, offset by an increase in accounts payable and accrued liabilities of $807,000. Inventories and accounts receivable increases were primarily related to the acquisition of the Company's southern Texas facilities on December 11, 1995.

For the six months ended March 31, 1996, the Company used net cash in investing activities of $978,000 compared to $543,000 for the six months ended March 31, 1995. Such amounts primarily related to acquisition costs and goodwill as well as additions of capital equipment.

The Company had a positive net worth of approximately $10.9 million at March 31, 1996, compared to $6.5 million at September 30, 1995, and $2.8 million at September 30, 1994. This improvement in net worth is due to issuance of $2.3 million (net) of Common Stock during the quarter ended March 31, 1996, the conversion of $1.1 million of bridge loan debt to equity, and the issuance of $925,000 of Common Stock in connection with the acquisition of the southern Texas facilities.

Working capital at March 31, 1996 was $105,000 as compared to $376,000 at September 30, 1995. As of September 30, 1994, the Company has a working capital deficit of $4.2 million. The improvements in working capital from fiscal 1994 to fiscal 1995 reflects the increase in cash provided by a full year in operations of the Nevada facility, the restructuring of long-term debt and the additional equity raised from the issuance of Common Stock during fiscal 1995.

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




Date: July 12, 1996                  By: /s/ Thomas J. Wiens
                                        ---------------------------------------
                                        Thomas J. Wiens, President &
                                        Chief Executive Officer