Form 10-Q
period 1996-06-30
RECYCLING INDUSTRIES INC
filed 1996-08-19
CIK 769879

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---               OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1996

   ---         TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-20179

                            RECYCLING INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)


                 COLORADO                              84-1103445
      (State or Other Jurisdiction of               (I.R.S. Employer
       Incorporation or Organization)             Identification Number)


      384 INVERNESS DRIVE SOUTH, SUITE 211
               ENGLEWOOD, COLORADO                            80112
(Mailing Address of Principal Executive Offices)           (Zip Code)

       Registrant's Telephone Number, Including Area Code:  (303) 790-7372

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

                             Yes   X         No
                                  ---            ---

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the close of the period covered by this Report.

                                         Number of Shares Outstanding As Of
                  Class                            June 30, 1996
     -----------------------------       ----------------------------------
     Common Stock, $.001 Par Value                   10,185,073

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION                                        PAGE
                                                                       ----
  ITEM 1.    FINANCIAL STATEMENTS*

     Consolidated Balance Sheets - June 30, 1996 (Unaudited)
      and September 30, 1995                                            1-2

     Consolidated Statements of Operations (Unaudited) for the three
      months and nine months ended June 30, 1996 and 1995                3

     Consolidated Statement of Stockholders' Equity through
      June 30, 1996 (Unaudited)                                          4

     Consolidated Statements of Cash Flows (Unaudited) for the nine
      months ended June 30, 1996 and 1995                                5

     Notes to the Consolidated Financial Statements                     6-13

  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS              14-19



 PART II -- OTHER INFORMATION

     Signatures                                                         20


______________________

   *The accompanying interim financial statements have not been audited by an independent certified public accountant, and are so noted as "Unaudited" where applicable. Only those statements corresponding to a fiscal year-end (September 30) are audited.

                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND SEPTEMBER 30, 1995



                                     ASSETS
                             (Substantially Pledged)

                                                    June 30, 1996   September 30, 1995
                                                    -------------   ------------------
                                                     (Unaudited)
CURRENT ASSETS:
  Cash                                              $   263,000        $   184,000
  Trade accounts receivable, less allowance for
    doubtful accounts of $10,000 and $15,000
    respectively                                      2,053,000          1,026,000
  Accounts receivable, related party                    221,000            223,000
  Inventories                                         2,472,000            497,000
  Prepaid expenses                                      390,000            137,000
  Deferred Income Taxes                                 500,000               -
  Deferred Offering Costs                               678,000               -
                                                    -----------        -----------
      Total Current Assets                            6,577,000          2,067,000

PROPERTY, PLANT AND EQUIPMENT, net                   11,059,000          6,686,000

DEFERRED INCOME TAXES                                   811,000            800,000

OTHER ASSETS                                          4,470,000            744,000
                                                    -----------        -----------

      TOTAL ASSETS                                  $22,917,000        $10,297,000
                                                    -----------        -----------
                                                    -----------        -----------

         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND SEPTEMBER 30, 1995

                       LIABILITIES AND STOCKHOLDERS EQUITY


                                               June 30, 1996  September 30, 1995
                                               -------------  ------------------
                                                (Unaudited)
CURRENT LIABILITIES:

  Notes payable                                 $ 1,532,000        $    61,000
  Notes payable - related parties                 1,426,000               -
  Trade accounts payable                          2,013,000            655,000
  Trade accounts payable - related parties             -                73,000
  Accrued liabilities:
    Interest                                         45,000             22,000
    Interest - related party                           -                 8,000
    Payroll and other                               327,000            107,000
    Income taxes payable                             86,000             86,000
  Due to factor, related party                      547,000            197,000
  Current portion of long-term debt                 276,000            227,000
  Current portion of long-term debt,
   related parties                                2,286,000            218,000
  Current portion of obligation,
   under capital lease                              524,000             37,000
                                                -----------        -----------
      Total Current Liabilities                   9,062,000          1,691,000
                                                -----------        -----------

LONG-TERM DEBT:

  Long-term debt, net of current portion          1,409,000            132,000
  Long-term debt - related parties, net
   of current portion                               864,000          1,979,000
  Obligation under capital lease, net
   of current portion                             1,173,000             41,000
                                                -----------        -----------
      Total Long-term Debt                        3,446,000          2,152,000
                                                -----------        -----------
      Total Liabilities                          12,508,000          3,843,000
                                                -----------        -----------

COMMITMENTS & CONTINGENCIES:

STOCKHOLDERS' EQUITY:

  Preferred stock, no par value, 10,000,000
    shares authorized
  Series A 13,000 (unaudited) shares
   issued and outstanding                         1,312,000          1,312,000
  Series B -0- shares and  300,000
   shares issued and  outstanding                      -               450,000
  Common stock ($.001 par value),
   50,000,000 shares authorized
    10,185,073 (unaudited) and 8,395,785
    shares issued and outstanding, respectively      10,000              8,000
  Additional paid-in capital                     17,923,000         13,120,000
  Accumulated deficit                            (8,836,000)        (8,436,000)
                                                -----------        -----------

      Total Stockholders' Equity                 10,409,000          6,454,000
                                                -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                       $22,917,000        $10,297,000
                                                -----------        -----------
                                                -----------        -----------




         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                      Three Months Ended:           Nine Months Ended:
                                           June 30,                       June 30,
                                   -------------------------     ----------------------------
                                      1996          1995            1996            1995
                                   -----------   -----------     ------------    ------------
                                   (Unaudited)   (Unaudited)     (Unaudited)      (Unaudited)
Revenues:
  Sales                            $ 6,619,000   $ 3,641,000     $ 17,354,000    $ 10,731,000
  Other Income                           -             9,000           28,000          36,000
                                   -----------   -----------     ------------    ------------
      Total revenues                 6,619,000     3,650,000       17,382,000      10,767,000
                                   -----------   -----------     ------------    ------------

Cost and Expenses:

  Cost of sales                      5,814,000     2,421,000       14,526,000       6,979,000
  Cost of sales - related party        271,000       427,000          911,000       1,187,000
  Personnel                            528,000       178,000        1,390,000         441,000
  Professional services                 59,000        71,000          323,000         361,000
  Travel                                34,000        23,000           94,000          42,000
  Occupancy                             14,000        16,000           42,000          41,000
  Depreciation and amortization        158,000        64,000          259,000         193,000
  Interest                             196,000        91,000          441,000         289,000
  Other general and administrative     135,000       106,000          373,000         296,000
                                   -----------   -----------     ------------    ------------
      Total Costs and Expenses       7,209,000     3,397,000       18,359,000       9,829,000
                                   -----------   -----------     ------------    ------------

  Income (loss) before
    extraordinary gain                (590,000)      253,000         (977,000)        938,000

  Extraordinary gain from
    settlement of debts                 22,000       240,000           70,000         462,000

  Income (Loss) before income
    taxes (Benefit)                   (568,000)      493,000         (907,000)      1,400,000

  Income taxes (Benefit)               (70,000)         -            (507,000)           -
                                   -----------   -----------     ------------    ------------
  Net Income (Loss)                $  (498,000)  $   493,000     $   (400,000)   $  1,400,000
                                   -----------   -----------     ------------    ------------
                                   -----------   -----------     ------------    ------------


NET INCOME (LOSS) PER SHARE:
  Before extraordinary gain        $      (.05)  $       .05     $       (.05)   $        .22
  Extraordinary gain                       -             .04              .01             .11
                                   -----------   -----------     ------------    ------------
Net income (loss) per share        $      (.05)  $       .09     $       (.04)   $        .33
                                   -----------   -----------     ------------    ------------
                                   -----------   -----------     ------------    ------------

Weighted average shares
outstanding                         10,913,317     5,697,527       10,163,261       4,229,380
                                   -----------   -----------     ------------    ------------
                                   -----------   -----------     ------------    ------------



         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                FOR NINE MONTHS ENDED JUNE 30, 1996 (UNAUDITED)

                              Preferred Stock        Common Stock      Additional
                           ---------------------  -------------------    Paid-in    Accumulated
                            Shares     Amount       Shares    Amount     Capital      (Deficit)      Total
                           --------  -----------  ----------  -------  -----------  ------------  -----------
Balances, September 30,
 1995                       313,000   $1,762,000   8,395,785   $8,000  $13,120,000   $(8,436,000)  $6,454,000

Common stock issued for
 acquisition of Anglo
 (Unaudited)                   -            -        227,693     -         925,000          -         925,000
Conversion of preferred
 stock Series B
 (Unaudited)               (300,000)    (450,000)     12,000     -         450,000          -            -
Common stock issued in
 private offering, net
 of offering costs of
 $633,000 (Unaudited)          -            -      1,040,636    1,000    1,980,000          -       1,981,000
Conversion of bridge
 loans (Unaudited)             -            -        323,523    1,000    1,137,000          -       1,138,000
Common stock issued for
 cash (Unaudited)              -            -         55,556     -          50,000          -          50,000
Common stock issued for
 cash (Unaudited)              -            -         39,880     -          36,000          -          36,000
Common stock issued in
 private offering, net of
 offering costs of $22,000
 (Unaudited)                   -            -         90,000     -         225,000          -         225,000
Net (loss) (Unaudited)         -            -           -        -            -         (400,000)    (400,000)
                           --------  -----------  ----------  -------  -----------  ------------  -----------

Balances, June 30, 1996
 (Unaudited)                 13,000  $ 1,312,000  10,185,073  $10,000  $17,923,000  $ (8,836,000) $10,409,000
                           --------  -----------  ----------  -------  -----------  ------------  -----------
                           --------  -----------  ----------  -------  -----------  ------------  -----------

         SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   For the Three Months Ended:        For the Nine Months Ended:
                                                 -------------------------------    ------------------------------
                                                 June 30, 1996     June 30, 1995    June 30, 1996    June 30, 1995
                                                 -------------     -------------    -------------    -------------
                                                  (Unaudited)       (Unaudited)      (Unaudited)      (Unaudited)
CASH FLOWS FROM (TO) OPERATING
ACTIVITIES:
  Net Income (Loss)                              $  (498,000)       $   493,000      $  (400,000)     $ 1,400,000
  Adjustments to reconcile net income
    (loss) to net cash used in operating
    activities:
      Depreciation and amortization                  225,000            235,000          704,000          689,000
      Extraordinary gain from settlement of
        debts                                        (22,000)          (240,000)         (70,000)        (462,000)
      Deferred income taxes                          (70,000)           244,000         (507,000)         244,000
  Changes in Assets and Liabilities:
      Trade accounts receivable                       96,000            (81,000)      (1,027,000)             -
      Accounts receivable - other                    (29,000)               -            (33,000)        (333,000)
      Inventories                                   (341,000)           (14,000)        (554,000)             -
      Prepaid expenses                               (37,000)           (97,000)        (128,000)          38,000
      Other current assets                           216,000             (6,000)             -            (92,000)
      Accounts payable                               778,000           (439,000)       1,425,000           26,000
      Accounts payable - related party              (140,000)               -           (140,000)        (445,000)
      Accrued liabilities                             75,000           (190,000)         235,000         (252,000)
                                                 -----------        -----------      -----------      -----------
          Operating Activities                       253,000            (95,000)        (495,000)         813,000
                                                 -----------        -----------      -----------      -----------
        Net Cash Provided (Used)
          Operating Activities                       253,000            (95,000)        (495,000)         813,000
                                                 -----------        -----------      -----------      -----------
CASH FLOWS FROM (TO) INVESTING
ACTIVITIES:
      Additions to equipment                        (600,000)          (488,000)        (902,000)        (894,000)
      Receivables - related party                    (97,000)           (42,000)          31,000         (123,000)
      Additions to acquisition costs and
       goodwill                                     (245,000)           247,000         (849,000)        (191,000)
      Non competition agreement                          -                  -           (200,000)             -
      Acquisition of Mid-America                    (660,000)               -           (660,000)             -
                                                 -----------        -----------      -----------      -----------
        Net Cash Provided (Used) in
          Investing Activities                    (1,602,000)          (283,000)      (2,580,000)        (826,000)
                                                 -----------        -----------      -----------       ----------





CASH FLOWS FROM (TO) FINANCING
 ACTIVITIES:
      Proceeds from borrowings - related
        parties                                          -                  -          1,593,000              -
      Proceeds from other borrowings               1,294,000                -          1,314,000              -
      Principal payments on borrowings               (98,000)           327,000         (499,000)      (1,971,000)
      Principal payments on borrowings -
        related parties                             (501,000)            (5,000)        (912,000)        (286,000)
      Principal payments on capital lease            (69,000)               -           (181,000)             -
      Proceeds from factor - related party         2,225,000          2,174,000        6,159,000        5,538,000
      Payments to factor - related party          (1,815,000)        (2,048,000)      (5,809,000)      (5,542,000)
      Proceeds from issuance of common
        stock                                         14,000            881,000        2,292,000        3,663,000
      Deferred offering costs                       (678,000)           314,000         (803,000)             -
                                                 -----------        -----------      -----------      -----------
        Net Cash Provided (Used) in
          Financing Activities                       372,000          1,643,000        3,154,000        1,402,000
                                                 -----------        -----------      -----------      -----------
      Increase (decrease) in Cash                   (977,000)         1,265,000           79,000          389,000

      CASH, Beginning                              1,240,000            239,000          184,000          115,000
                                                 -----------        -----------      -----------      -----------
      CASH, Ending                               $   263,000        $ 1,504,000      $   263,000      $ 1,504,000
                                                 -----------        -----------      -----------      -----------
                                                 -----------        -----------      -----------      -----------



         SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

     GENERAL INFORMATION:

I. The Financial Statements included herein have been prepared by the Company without audit except the September 30, 1995 balance sheet which was audited. The Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods shown. These statements do not include all information required by Generally Accepted Accounting Principles to be included in a full set of Financial Statements. These Financial Statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's latest report on Form 10-K, dated September 30, 1995.

II. On December 11, 1995, the Company acquired substantially all of the assets and the business of Anglo Metal, Inc., d/b/a Anglo Iron & Metal (Anglo). The assets acquired from Anglo consisted of a heavy duty automotive shredder, inventories, metal shearing equipment and baler related to recycling ferrous and non-ferrous metals. The Company also purchased from Anglo certain real property, buildings and leasehold improvements used in the metal recycling business.

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

     The Company also entered into a sublease agreement with Anglo for three yard facilities for $2,500 a month through December 10, 2005.

     The real property acquired from Anglo and the common stock issued by the Company have been placed in escrow to provide for the remediation of environmental contamination related to the operations of Anglo prior to the acquisition.

     The purchase price has been allocated as follows:

        Equipment under capital lease                              $ 1,800,000
        Contract to purchase land and buildings                         70,000
        Covenant not to compete                                      1,000,000
        Inventories                                                  1,365,000
        Purchase price in excess of net assets acquired              1,830,000
                                                                   -----------

          Total purchase price                                     $ 6,065,000

        Notes payable                                               (3,061,000)
        Common stock                                                  (925,000)
                                                                   -----------
          Cash paid at closing                                       2,079,000
          Capital lease obligation                                  (1,800,000)
                                                                   -----------
          Cash paid from operating capital                         $   279,000
                                                                   -----------
                                                                   -----------

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
                                                              ----------
                                                              $1,925,000
                                                              ----------
                                                              ----------

            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE NINE MONTHS ENDED JUNE 30, 1996

                             Recycling         Anglo                                      Pro Forma
                            Industries        Iron &                      Pro Forma       June 30,
                                Inc.           Metal      Mid-America     Adjustments        1996
                            -----------    -----------    -----------    -------------   -----------
Revenues                    $17,382,000    $10,700,000    $1,780,000      $(8,502,000)   $21,360,000
Costs and expenses           18,359,000     10,032,000     1,979,000       (8,290,000)    22,081,000
                            -----------    -----------    ----------     ------------    -----------
Income (loss) before
  income taxes                 (977,000)       668,000      (199,000)        (210,000)      (721,000)
Provision (benefit)
  from income taxes            (507,000)       229,000           -           (150,000)      (428,000)
                            -----------    -----------    ----------     ------------    -----------
Income (loss) from
  continuing operations,
  net of income taxes       $  (470,000)   $   439,000    $ (200,000)    $    (62,000)   $  (293,000)
                            -----------    -----------    ----------     ------------    -----------
                            -----------    -----------    ----------     ------------    -----------
Net income (loss) after
  extraordinary gain
  and income taxes          $  (400,000)   $   439,000    $ (200,000)    $    (62,000)   $  (223,000)
                            -----------    -----------    ----------     ------------    -----------
                            -----------    -----------    ----------     ------------    -----------
Income per common share:
  Before extraordinary gain                                                              $       .02
  Extraordinary gain                                                                             .01
                                                                                         -----------
Net income per common share                                                              $       .03
                                                                                         -----------
                                                                                         -----------

III. In December 1995 and January 1996, the Company borrowed $1,575,000 of bridge financing represented by the notes payable - related parties with interest at 10% per annum. Proceeds from the loans were used to finance the Anglo acquisition and general corporate expenses. In January 1996, principal of $1,125,000 and accrued interest of $13,000 were converted into 323,523 shares of Common Stock. In connection with the bridge financing, the lenders were issued warrants to purchase a total of 359,250 shares of Common Stock at $1.50 per share, exercisable through the end of a three-year period commencing on the effective date of a registration statement covering the underlying Common Stock. Principal and interest related to the bridge loans, which were not converted into Common Stock, are due in December, 1996 and January, 1997. If the Company defaults on repayment of the loans, the notes are convertible to Common Stock at a conversion price of the last 30 days after the default. First Equity Capital Securities, Inc. received a finders fee of $79,000 in connection with the bridge loans.

IV. On January 31, 1996 and April 8, 1996, the Company completed a Private Placement of an aggregate of 1,454,156 shares of Common Stock at $2.75 per share and issued warrants to purchase up to 727,078 shares of Common Stock at $7.50 per share. Of the $3,998,934 raised, $1,137,000 was raised through the conversion of the bridge financing indebtedness discussed above. The remaining $438,000 of principal of the bridge indebtedness plus accrued interest will be repaid from the proceeds of the proposed public offering, discussed in Note VII below. The proceeds from these private placements were used to complete the acquisition of Mid-America Shredding, Inc., discussed in Note VI below for general working capital purposes.

V. On July 17, 1996, the Company completed the Public Offering of 4.4 million shares of Common Stock at an offering price of $4.125 per share. Net proceeds raised by the Company from the Public Offering were $15,323,485. In connection with the Public Offering, the Company repurchased 1,380,585 shares of Common Stock for $4.00 per share. In connection with this repurchase, the holders of the Company's Series G Warrants agreed to certain contractual "look-up" restrictions. See "Shares Eligible for Future Sale--Registration Rights." In addition, upon consummation of the Public Offering, the Company exchanged 213,388 Placement Agent's Warrants for 376,512 shares of Common Stock and 213,388 Series H Warrants, representing an effective exercise price of $.60 per share of Common Stock.

            UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                     FOR THE NINE MONTHS ENDED JUNE 30, 1996

                             Recycling         Anglo                                      Pro Forma
                            Industries        Iron &                      Pro Forma       June 30,
                                Inc.           Metal      Mid-America     Adjustments        1996
                            -----------    -----------    -----------    -------------   -----------
Revenues                    $17,382,000    $10,700,000    $1,780,000     $(10,470,000)   $14,741,000
Costs and expenses           18,359,000     10,032,000     1,979,000       (7,681,000)    14,871,000
                            -----------    -----------    ----------     ------------    -----------
Income (loss) before
  income taxes                 (977,000)       668,000      (199,000)        (210,000)      (130,000)
Provision (benefit)
  from income taxes            (507,000)       229,000           -           (150,000)      (358,000)
                            -----------    -----------    ----------     ------------    -----------
Income (loss) from
  continuing operations,
  net of income taxes       $  (470,000)   $   439,000    $ (199,000)    $    (60,000)   $   229,000
                            -----------    -----------    ----------     ------------    -----------
                            -----------    -----------    ----------     ------------    -----------
Net income (loss) after
  extraordinary gain
  and income taxes          $  (400,000)   $   439,000    $ (199,000)    $    (60,000)   $   276,000
                            -----------    -----------    ----------     ------------    -----------
                            -----------    -----------    ----------     ------------    -----------
Income per common share:
  Before extraordinary gain                                                              $       .02
  Extraordinary gain                                                                             .01
                                                                                         -----------
Net income per common share                                                              $       .03
                                                                                         -----------
                                                                                         -----------


VI. On August 5, 1996, Recycling Industries Of Iowa, Inc., a wholly-owned subsidiary of the Registrant, acquired from Wesley J. Weissman all of the issued and outstanding capital stock of Weissman Industries, Inc., ("Weissman"), a privately held metals recycler with operations in Waterloo, Iowa. Weissman's primary markets are midwestern steel mills.

     The assets owned by Weissman consist of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metal.

     The total purchase price for Weissman was $12.4 million including $1.5 million paid in the form of 343,636 shares of the Registrant's common stock. The $10.9 million cash portion of the purchase price was funded as follows: approximately $5.2 million from the proceeds of the Registrant's public offering which closed on July 23, 1996; $3.5 million from long term debt obtained from Coast Business Credit, a division of Southern Pacific Thrift and Loan ("Coast") secured by the equipment of Weissman; approximately $1.7 million of revolving credit borrowings obtained from Coast; $500,000 from the Company's cash reserves.

     Assuming the Company's acquisitions of Anglo, Mid-America and Weissman had been completed on October 1, 1995 pro forma results of operations for the nine months ended June 30, 1996 would have been:

Revenues                                                $29,314,000
Income from continuing operations, net of Income taxes  $ 1,392,000

Net income after extraordinary gain and income taxes    $ 1,439,000

Net income per common share                             $       .14

The pro forma information is not necessarily indicative of the combined results of operations that would have occurred had the acquisitions been completed as of October 1, 1995.

VI. On August 5, 1996 the Company acquired Warrants for a price of $12.4 million, including $1.5 million payable in the form of 363,636 shares of Common Stock. Approximately $5.2 million of the $10.9 million cash portion of the purchase price was funded through the proceeds of the Public Offering. The balance of the cash portion of the purchase price was funded as follows: $3.5 million from long term debt obtained from Coast Business Credit, a division of Southern Pacific Thrift and Loan ("Coast") secured by the equipment of Weissman; approximately $1.7 million of revolving credit borrowings obtained from Coast; and $500,000 from the Company's cash reserves. The acquisition of Weissman, which had 1995 revenues of $19.2 million, increased the Company's monthly shredding capacity by 5,000 tons. The Company has agreed to register the Common Stock issued in connection with the Acquisition by September 30, 1996 and to guarantee that the recipient will be able to sell such shares at a price not less than $4.125 per share within three years, which guarantee is to be accrued by a second lien on certain assets of Weissman.

VII.  Concurrently with the Commencement of the public offering documents in
      Item VIII. The Company's Common Stock was approved for listing on the NASDAQ National Market.

VIII. In June, 1996, the Company entered into an inventory and receivables financing agreement with Coast Business Credit in Los Angeles, California. Advances are at the Bank of America Reference Rate plus 2% except for the over advance facility which is plus 3%. The agreement has been collateralized by a first security interest on all of the Company's assets. Closing of the financing agreement is conditional upon completion of the lender due diligence including, among other things, appraisals, documentation and certain financial requirements.

IX. For presentation purposes, the Statement of Operations for the nine months ended June 30, 1995, has been revised to reflect line item consistency with the Statement of Operations provided in the September 30, 1995, 10-K.

X. Inventories as of June 30, 1996 and September 10, 1995 consists of the following:

                                    June 30, 1996   September 30, 1995
                                    -------------   ------------------
                                     (Unaudited)

      Raw materials                   $2,101,000         $350,000
      Finished goods                     371,000          147,000
                                      ----------         --------
                                      $2,472,000         $497,000
                                      ----------         --------
                                      ----------         --------

XI. Property, plant and equipment as of June 30, 1996 and September 30, 1995 consists of the following:

                                           June 30, 1996     September 30, 1995
                                           -------------     ------------------
                                            (Unaudited)

 Land                                        $1,956,000          $1,640,000
 Building and improvements                    1,011,000             365,000
 Heavy machinery and equipment                3,091,000           1,472,000
 Auto shredder mill                           3,539,000           3,161,000
 Transportation equipment                       751,000             679,000
 Office equipment                               158,000             121,000
 Assets under capital lease                   1,800,000                 -
                                           ------------          ----------

                                        June 30, 1996     September 30, 1995
                                        -------------     ------------------
                                         (Unaudited)

     Total                                12,306,000          7,438,000
 Less accumulated depreciation
   and amortization                        1,247,000            752,000
                                         -----------         ----------
     Total                               $11,059,000         $6,686,000
                                         -----------         ----------
                                         -----------         ----------

XII.  Other assets consist of the following at:

                                           June 30, 1996     September 30 ,1995
                                           -------------     ------------------
                                            (Unaudited)

 Acquisition costs                           $  166,000           $    -
 Goodwill, net of accumulated
     amortization of $51,000 and $29,000      2,756,000            188,000
 Non compete agreement,
     net of accumulated                         910,000                -
     amortization of $90,000
 Investment in affiliate,                       277,000            277,000
   at cost
 Engineering plans, net of                      141,000            188,000
   accumulated amortization of
   $946,000 and $899,000                        220,000             91,000
                                             ----------           --------
 Other assets                                $4,470,000           $744,000
                                             ----------           --------
                                             ----------           --------

XIII. During the quarter ended June 30, 1996, management determined that the net operating losses generated from prior years, in the amount of $7,200,000 is more likely than not to be used in the near future due to taxable income estimated to be generated by NRI, Anglo and Mid-America. Therefore an additional net deferred tax asset of $441,000 has been recorded. Net operating loss carry overs available for the future through the year 2009 are approximately $7.5 million.

XIV. Supplemental information to the statement of cash flow for non-cash investing and financing activities:

                                                 Nine Months Ended:
                                                      June 30,
                                          ------------------------------
                                              1996               1995
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)
 Cash paid for interest                    $  194,000        $      -
                                           ----------        ----------
                                           ----------        ----------
 Stock issued for conversion of bridge
    financing                              $1,137,000        $  150,000
                                           ----------        ----------
                                           ----------        ----------
 Acquisition of subsidiaries for stock     $  925,000        $1,200,000
                                           ----------        ----------
                                           ----------        ----------

                                                 Nine Months Ended:
                                                      June 30,
                                          ------------------------------
                                              1996               1995
                                          -----------        -----------
                                          (Unaudited)        (Unaudited)
 Purchase of equipment for notes payable   $   25,000        $   35,000
                                           ----------        ----------
                                           ----------        ----------
 Restructure of preferred stock to debt    $      -          $2,300,000
                                           ----------        ----------
                                           ----------        ----------
 Acquisition of equipment under capital
  lease                                    $      -          $  113,000
                                           ----------        ----------
                                           ----------        ----------
 Contract to acquire land and building
    acquired for note payable              $  446,000        $      -
                                           ----------        ----------
                                           ----------        ----------
 Acquisition of Anglo inventory for note
  payable                                  $1,366,000        $      -
                                           ----------        ----------
                                           ----------        ----------
 Capital lease obligation incurred to
 finance Anglo acquisition                 $1,800,000        $      -
                                           ----------        ----------
                                           ----------        ----------
 Intangible acquired for a note payable    $  750,000        $      -
                                           ----------        ----------
                                           ----------        ----------

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

     The Company's current operations commenced in May 1994 with the acquisition of its Nevada metals recycling facility. Since that time, the Company has experienced significant growth from the acquisition of other metals recycling facilities. On June 30, 1995, the Company acquired a 20% interest in a metals recycling facility located in Georgia. On December 11, 1995, the Company acquired its four southern Texas facilities. On April 15, 1996, the Company acquired its Missouri facility. These acquisitions, except for the 20% ownership interest in the Georgia facility, are accounted for under the purchase method for business combinations and, accordingly, the results of operations for such acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company's historical results of operations for the period presented are not directly comparable.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     The results of operations for the three months ended June 30, 1996 include the effects of the acquisitions of the Company's southern Texas facilities for the entire period and the Missouri facility since April 15 for most of the period whereas the June 30, 1995 results reflect only the operations of the Nevada facility. The key operating results for each of the three month periods are summarized as follows:

     REVENUES. For the three months ended June 30, 1996, revenues increased by $2,969,000, or 81%, to $6,619,000 from $3,650,000 for the three months ended
June 30, 1995. The increase in revenues is primarily the result of the acquisitions of the Company's southern Texas facilities on December 11, 1995 and the Company's Missouri facility on April 15, 1996. The operations of the southern Texas facilities generated $3,431,387 in revenues during the three months ended June 30, 1996. The operations of the Missouri facility generated $609,411 in revenues during the three months ended June 30, 1996. Revenues for the Nevada facility declined 29% to $2,578,281 for the three months ended June 30, 1996 from $3,641,000 for the three months ended June 30, 1995. The major factor contributing to this reduction was a 3 1/2 week shut down of the automobile shredder for a major rebuild and significantly lower recycled paper selling prices in 1996.

     In general, sales values prices for ferrous, non-ferrous and paper have declined for the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

     COST OF SALES. For the three month period ended June 30, 1996, cost of sales increased $3,237,000 to $6,085,000 from $2,848,000 for the three months ended June 30, 1995, and increased as a percentage of revenues to 92% from 78%. The increased cost of sales for the period was primarily due to the increased volume generated by the acquired facilities. The increase in cost of sales as a percentage of revenues is primarily the result of reduced sales values at NRI without corresponding decreases in purchase costs and remaining high inventory costs at the Anglo Iron and Metal facility. The Company had begun to adjust purchase prices for raw material over the course of the quarter ended June 30, 1996 and believes that future margins should reflect such changes. Overall gross profit decreased by $259,000 to $534,000 for the three months ended
June 30, 1996 compared to $793,000 for the three months ended June 30, 1995.

     SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expenses increased to $770,000, or 12% of revenues for the three months ended June 30, 1996, from $394,000, or 11% of revenues, for the three months ended June 30, 1995. Of this increase, $376,000 was the result of increased personnel, selling and overhead costs related to acquired operations and to overhead added in anticipation of additional growth.

     BENEFIT FROM INCOME TAXES. At June 30, 1996, the Company has recognized a net deferred tax asset of $1,321,000, as management has determined that the net operating loss carry forward was more likely than not to be used in the near future due to the future taxable income to be generated by the Company's acquired facilities. The net income before income taxes for the three months ended June 30, 1996 increased the net operating loss carry forward by $370,000 providing approximately $7.5 million of net operating loss carry forward available through 2009. No benefit from deferred income taxes was recognized for the three months ended June 30, 1995.

     INCOME FROM CONTINUING OPERATIONS, NET OF INCOME TAXES. Income from continuing operations, net of income taxes decreased to $(520,000), or $(.05) per share, for the three months ended June 30, 1996 from $253,000, or $.05 per share, for the three months ended June 30, 1995.

     NET INCOME. For the three months ended June 30, 1996, the Company had a net loss of $(498,000), or $(.05) per share, compared to a net income of $493,000, or $.09 per share, for the three months ended June 30, 1995.

NINE MONTHS ENDED JUNE 30, 1996 AND 1995

     The results of operations for the nine months ended June 30, 1996 were impacted by a number of factors, including delays in processed scrap shipments and lower gross margins at the Company's Nevada facility. In addition, profitability was negatively affected by transition expenses incurred in conjunction with the acquisitions of the southern Texas facilities on December 11, 1995 and the Missouri facility on April 15, 1996.

     REVENUES. Revenues increased $6,615,000, or 61%, to $17,382,000 for the nine months ended June 30, 1996 from $10,767,000 for the nine months ended
June 30, 1995. The increase in revenues is primarily due to the acquisitions of the Company's southern Texas facilities on December 11, 1995 and its Missouri facility on April, 1996. The operations of the southern Texas facilities provided an additional $7,864,365 of revenues, while the Missouri facility provided $609,144 in revenues. The Nevada facilities revenues decreased by $1,850,816 from the nine months ended June 30, 1995. The main factors responsible for the decline in revenues at the Nevada facility were decreased paper sales and reduced prices on all ferrous and non-ferrous metals.

     In general, sales values for ferrous, non-ferrous and paper have declined for the quarter ended June 30, 1996 as compared to the quarter ended June 30, 1995.

     COST OF SALES. For the nine months ended June 30, 1996, cost of sales increased $7,271,000 to $15,437,000 from $8,166,000 for the nine months ended June 30, 1995, and increased as a percentage of revenues to 89% from 76%. This increase in cost of sales was primarily due to increased volume from
acquisitions.   Gross profit decreased to $1,917,000 for the nine months ended
June 30, 1996 from $2,565,000 for the nine months ended June 30, 1995. This decrease in gross profit was primarily due to increased raw material prices in the market.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased to $2,222,000 million, or 13% of revenues, for the nine months ended June 30, 1996 from $1,181,000, or 11% of revenues, for the nine months ended June 30, 1995. Of this increase, $1,041,000 resulted from additional personnel costs associated with acquired operations and expenses incurred in connection with the Company's increase in personnel in anticipation of additional acquisitions. Included in this amount was $205,000 of incentive compensation paid to the Company's Chief Executive Officer upon the consummation of the acquisition of the Company's southern Texas facilities.

     INTEREST EXPENSE. Interest expense was $441,000 for the nine months ended June 30, 1996 compared to $289,000 for the nine months ended June 30, 1995. Interest expense increased primarily due to higher average interest rates on the Company's debt as well as additional debt incurred to finance the purchase of the southern Texas facilities in December 1995 and the Missouri facility in April, 1996.

     BENEFIT FROM INCOME TAXES. For nine months ended June 30, 1996, the Company recorded an increase to its net deferred tax asset of $517,000. As a result, at June 30, 1996, the Company has recognized a net deferred tax asset of $1,321,000, as management has determined that the net operating loss carry forward was more likely than not to be used in the near future due to the future taxable income to be generated by the Company's acquired facilities. The net loss before income taxes for the nine months ended June 30, 1996 increased the net operating loss carry forward by $507,000 providing approximately $7.5 million of net operating loss carry forward available through 2009. No benefit from deferred income taxes was recognized for the nine months ended June 30, 1995.

     INCOME FROM CONTINUING OPERATIONS, NET OF INCOME TAXES. For the nine months ended June 30, 1996, the Company's loss from continuing operations, net of income taxes was $(470,000), or $(.05) per share, compared to $938,000, or $.22 per share of income, for the nine months ended June 30, 1995. The principal reasons for this decrease were the shut down of the NRI shredder for a major rebuild, a relatively lower sales value for ferrous scrap in the western area of the country, high inventory values at Anglo Iron and Metal and significant finished inventory on hand at the end of the quarter.

     NET INCOME. For the nine months ended June 30, 1996, the Company had a net loss of $(400,000), or $(.04) per share, compared to net income of $1,400,000, or $.33 per share, for the nine months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     As the Company's business has grown, overall cash requirements for internal growth and acquisitions have been met through a combination of private placements of debt and equity securities, equipment and receivables financing and cash flow from operations. Since commencement of its metals recycling operations in May 1994 through June 1996, the Company has raised net cash proceeds of $ 6.3 million through the sale of its equity securities. Through June 1995, the Company was also funded in part by $887,000 of borrowings from First Dominion Holdings, Inc., a company controlled by the Company's Chairman and Chief Executive Officer ("First Dominion"), all of which has been repaid.
At June 30, 1996, the Company had $12,508,000 of debt outstanding, of which $9,062,000 is due in the next 12 months.

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

     On June 30, 1995, the Company acquired a 20% interest in a Georgia metals recycling facility through its investment in The Loef Company ("Loef"). This investment has been valued at $277,000, the amount of costs incurred by the Company in pursuing its acquisition of Loef. The Company's ownership interest in Loef was to have been reduced to 15% if the Company did not invest an additional $200,000 in Loef by June 30, 1996. The Company did not make this payment and, pending the receipt of information regarding the current operations and financial performance of Loef, the Company has taken the position that its interest was not reduced to 15% on June 30, 1996.

     On December 11, 1995, the Company acquired its southern Texas facilities by acquiring substantially all of the assets of Anglo Metals, Inc., d/b/a Anglo Iron & Metal, for $6.1 million. The purchase price was paid as follows: (i) $2.1 million in cash; (ii) $1.9 million note which is to be paid in ten monthly installments of $186,500 beginning in February 1996; (iii) a $446,000 secured promissory note bearing interest at 8% and payable in 60 monthly installments of $9,000; (iv) a $750,000 unsecured promissory note and non-compete agreement payable in 72 consecutive installments of $10,416; and (v) 227,693 shares of Common Stock, valued at $925,000.

     On April 15, 1996, the Company acquired its Missouri facility by acquiring substantially all of the assets of Mid-America Shredding, Inc., d/b/a Mid-America Shredding, for $1.9 million. The purchase consideration consisted of cash of $660,000, assumed outstanding bank debt of $1.2 million and a $55,000 note payable over eight months.

     On June 20, 1996, the Company secured $4.0 million in inventory and receivables financing from Coast Business Credit, an asset-based lender specializing in inventory and receivables financing.


     On July 17, 1996, the Company completed the Public Offering of its Common Stock, receiving net proceeds, after deducting underwriting discounts and offering expenses, of $14.4 million. These proceeds were used as follows: $5.2 million to pay a portion of the cash purchase price of Weissman on August 5, 1996; $5.7 million to repurchase 1,380,585 shares of Common Stock; $2.4 million to redeem all of the Company's outstanding Series A Convertible Preferred Stock and repurchase 120,000 shares of Common Stock on August 15, 1996. The remaining proceeds of approximately $1.1 million are being used for general corporate purposes.

     On August 5, 1996, the Company acquired Weinman for a total purchase price of $12.4 million. The purchase price was paid as follows: (i) 363,636 shares of Common Stock values at $1.5 million; (ii) $5.2 million from the proceeds of the Public Offering; (iii) a $3.5 million term loan bearing interest at prime plus 2.25%, payable in 60 monthly installments of $58,333;
(iv) approximately $1.7 million of revolving credit borrwoings; and (v) $500,000 from the Company's cash reserves.

     For the nine months ended June 30, 1996, net cash used by operations was $495,000. During this period, the Company generated a net loss of $(400,000) and depreciation and amortization of $704,000, which were partially offset by deferred income tax of $507,000 and an extraordinary gain of $70,000. Increases in accounts receivable, inventory, prepaid expenses, and current assets amounted to $1,742,000, offset by an increase in accounts payable and accrued liabilities of $1,520,000. Inventories and accounts receivable increases were primarily related to the acquisitions of the Company's acquired facilities on December 11, 1995 and the Missouri facility on April 15, 1996.

     For the nine months ended June 30, 1996, the Company used net cash in investing activities of $2,580,000 compared to $826,000 for the nine months ended June 30, 1995. Such amounts primarily related to acquisition costs and goodwill as well as additions of capital equipment.

     The Company had a positive net worth of approximately $10,409,000 at June 30, 1996, compared to $6.5 million at September 30, 1995, and $2.8 million at September 30, 1994. This improvement in net worth is due to issuance of $2.3 million (net) of Common Stock during the nine months ended June 30, 1996, the conversion of $1.1 million of bridge loan debt to equity, and the issuance of $925,000 of Common Stock in connection with the acquisition of the southern Texas facilities.

     Working capital deficit at June 30, 1996 was $2,485,000 as compared to $376,000 of working capital at September 30, 1995. As of September 30, 1994, the Company has a working capital deficit of $4.2 million. The decrease in working capital at June 30, 1996 is due primarily to the financing with Coast Business Credit. The improvements in working capital from fiscal 1994 to fiscal 1995 reflects the increase in cash provided by a full year in operations of the Nevada facility, the restructuring of long-term debt and the additional equity raised from the issuance of Common Stock during fiscal 1995.

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



Date:                    By: /s/ Thomas J. Wiens
     ---------------        ---------------------------------------------------
                            Thomas J. Wiens, Chairman & Chief Executive Officer


Date:                    By: /s/ Jerome B. Misukanis
     ---------------        ---------------------------------------------------
                            Jerome B. Misukanis, Chief Financial Officer