Form 10-Q/A
period 1996-06-30
RECYCLING INDUSTRIES INC
filed 1996-11-12
CIK 769879

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

                                                  Yes   X         No
                                                       ---            ---

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the close of the period covered by this Report.

                                          Number of Shares Outstanding As Of
            Class                                 September 30, 1996
            -----                         -----------------------------------
Common Stock, $.001 Par Value                          13,911,974

                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION                                           PAGE
                                                                          ----

     ITEM 1.  FINANCIAL STATEMENTS*

       Consolidated Balance Sheets - June 30, 1996 (Unaudited)
        and September 30, 1995                                             1-2

       Consolidated Statements of Operations (Unaudited) for the three
        months and nine months ended June 30, 1996 and 1995                 3

       Consolidated Statement of Stockholders' Equity through
        June 30, 1996 (Unaudited)                                           4

       Consolidated Statements of Cash Flows (Unaudited) for the nine
        months ended June 30, 1996 and 1995                                 5

       Notes to the Consolidated Financial Statements                      6-11

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                         12-16

PART II -- OTHER INFORMATION
       Item 1-6                                                           17-18
       Signatures                                                          19
       Statement Regarding Computation of Per Share Earnings               20
       Financial Data Schedule                                             21


----------------
     *The accompanying interim financial statements have not been audited by an independent certified public accountant, and are so noted as "Unaudited" where applicable. Only those statements corresponding to a fiscal year-end (September 30) are audited.

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                         JUNE 30, 1996 AND SEPTEMBER 30, 1995


                                        ASSETS
                               (Substantially Pledged)


                                                              JUNE 30, 1996     SEPTEMBER 30, 1995
                                                              -------------     ------------------
                                                               (Unaudited)
CURRENT ASSETS:
  Cash                                                         $   396,000           $   184,000
  Trade accounts receivable, less allowance for
    doubtful accounts of $10,000 and $15,000 respectively        1,879,000             1,026,000
  Accounts receivable, related party                               195,000               223,000
  Inventories                                                    2,082,000               497,000
  Prepaid expenses                                                 301,000               137,000
  Other                                                             60,000                  -
  Deferred Income Taxes                                          1,000,000                  -
                                                               -----------           -----------
        Total Current Assets                                     5,913,000             2,067,000


PROPERTY, PLANT AND EQUIPMENT, net                              10,797,000             6,686,000

DEFERRED INCOME TAXES                                              241,000               800,000

OTHER ASSETS                                                     5,186,000               744,000
                                                               -----------           -----------
        TOTAL ASSETS                                           $22,137,000           $10,297,000
                                                               -----------           -----------
                                                               -----------           -----------


           SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                         JUNE 30, 1996 AND SEPTEMBER 30, 1995

                         LIABILITIES AND STOCKHOLDERS EQUITY

                                                June 30, 1996   September 30, 1995
                                                -------------   ------------------
                                                 (Unaudited)
CURRENT LIABILITIES:
  Notes payable                                  $      -           $    61,000
  Notes payable - related parties                  1,380,000               -
  Trade accounts payable                           2,050,000            655,000
  Trade accounts payable - related parties            63,000             73,000
  Accrued liabilities:
    Interest                                          28,000             22,000
    Interest - related party                          35,000              8,000
    Payroll and other                                182,000            107,000
    Income taxes payable                              86,000             86,000
  Due to factor, related party                       512,000            197,000
  Current portion of long-term debt                  331,000            227,000
  Current portion of long-term debt,
    related parties                                2,257,000            218,000
  Current portion of obligation
    under capital lease                            1,662,000             37,000
                                                 -----------        -----------
         Total Current Liabilities                 8,586,000          1,691,000
                                                 -----------        -----------

LONG-TERM DEBT:
  Long-term debt, net of current portion           2,847,000            132,000
  Long-term debt - related parties, net
    of current portion                               893,000          1,979,000
  Obligation under capital lease, net
    of current portion                                30,000             41,000
                                                 -----------        -----------
        Total Long-term Debt                       3,770,000          2,152,000
                                                 -----------        -----------
        Total Liabilities                         12,356,000          3,843,000
                                                 -----------        -----------

COMMITMENTS & CONTINGENCIES:

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value, 10,000,000
    shares authorized
  Series A 13,000 (unaudited) shares
    issued and outstanding                         1,312,000          1,312,000
  Series B -0- and 300,000
    shares issued and outstanding                       -               450,000
  Common Stock ($.001 par value),
     50,000,000 shares authorized,
     10,175,193 (unaudited) and 8,395,785
     shares issued and outstanding respectively       10,000              8,000
  Additional paid-in-capital                      17,923,000         13,120,000
  Accumulated deficit                             (9,464,000)        (8,436,000)
                                                 -----------        -----------
        Total Stockholders' Equity                 9,781,000          6,454,000
                                                 -----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $22,137,000        $10,297,000
                                                 -----------        -----------
                                                 -----------        -----------


           SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS



                                   FOR THE THREE            FOR THE NINE
                                MONTHS ENDED JUNE 30,    MONTHS ENDED JUNE 30,
                               -----------------------  -----------------------
                                  1996         1995        1996         1995
                               -----------  ----------  -----------  -----------
                               (Unaudited)  (Unaudited) (Unaudited)  (Unaudited)
Revenues:

 Sales                         $ 6,287,000  $3,641,000  $17,022,000  $10,731,000
 Brokerage                         462,000          --      462,000           --
 Other Income                      (28,000)      9,000           --       36,000
                               -----------  ----------  -----------  -----------
    Total revenues               6,721,000   3,650,000   17,484,000   10,767,000
                               -----------  ----------  -----------  -----------

Cost and Expenses:

 Cost of Sales                   6,331,000   2,419,000   15,043,000    6,982,000
 Cost of brokerage                 462,000          --      462,000           --
 Cost of Sales--related party      200,000     431,000      840,000    1,191,000
 Personnel                         251,000     178,000    1,113,000      441,000
 Professional services              59,000      71,000      323,000      361,000
 Travel                              4,000      23,000       64,000       42,000
 Occupancy                          87,000      16,000      115,000       41,000
 Depreciation and amortization     100,000      62,000      201,000      186,000
 Interest                          190,000      91,000      435,000      289,000
 Other general and administrative  185,000     106,000      423,000      296,000
                               -----------  ----------  -----------  -----------
    Total Costs and Expenses     7,869,000   3,397,000   19,019,000    9,829,000
                               -----------  ----------  -----------  -----------

Income (loss) before
 extraordinary gain and
 Income Taxes                   (1,148,000)    253,000   (1,535,000)     938,000

Extraordinary gain from
 settlement of debts                22,000     240,000       70,000      462,000

Income (loss) before income
 taxes (benefit)                (1,126,000)    493,000   (1,465,000)   1,400,000

Income taxes (benefit)                  --          --     (437,000)          --
                               -----------  ----------  -----------  -----------

Net Income (loss)              $(1,126,000) $  493,000  $(1,028,000) $ 1,400,000
                               -----------  ----------  -----------  -----------
                               -----------  ----------  -----------  -----------

NET INCOME (LOSS) PER SHARE:
 Before extraordinary gain     $     (0.11) $     0.05  $     (0.12) $      0.19
 Extraordinary gain                     --        0.04         0.01         0.10
                               -----------  ----------  -----------  -----------

Net Income (loss) per share    $     (0.11) $     0.09  $     (0.11) $      0.29
                               -----------  ----------  -----------  -----------
                               -----------  ----------  -----------  -----------

Weighted average shares
 outstanding                    10,104,974   5,697,527    9,309,447    4,890,494
                               -----------  ----------  -----------  -----------
                               -----------  ----------  -----------  -----------


           SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENT OF
                       STOCKHOLDERS' EQUITY (DEFICIT)
             FOR THE NINE MONTHS ENDED JUNE 30, 1996 (UNAUDITED)




                                                                                        Additional
                                          Preferred Stock           Common Stock          Paid-in     Accumulted
                                        Shares       Amount       Shares      Amount      Capital      (Deficit)        Total
                                       --------    ----------    ----------   -------   -----------   -----------    -----------
Balances, September 30, 1995           313,000     $1,762,000     8,395,785   $ 8,000   $13,120,000   $(8,436,000)   $ 6,454,000

Common stock issued for
 acquisition of Anglo
 (Unaudited)                                 --            --       227,693        --       925,000            --        925,000
Conversion of preferred stock
 Series B (Unaudited)                  (300,000)     (450,000)       12,000        --       450,000            --             --
Common stock issued in private
 offering, net of offering costs
 of $880,000 (Unaudited)                     --            --     1,040,636     1,000     1,980,000            --      1,981,000
Conversion of bridge loans
 (Unaudited)                                 --            --       323,523     1,000     1,137,000            --      1,138,000
Common stock issued for cash
 (Unaudited)                                 --            --        55,556        --        50,000            --         50,000
Common stock issued for cash
 (Unaudited)                                 --            --        30,000        --        36,000            --         36,000
Common stock issued in private
 offering, net of offering costs
 of $22,000 (Unaudited)                      --            --        90,000        --       225,000            --        225,000
Net loss (Unaudited)                         --            --            --        --            --    (1,028,000)    (1,028,000)
                                       --------    ----------    ----------   -------   -----------   -----------    -----------

Balances, June 30, 1996                  13,000    $1,312,000    10,175,193   $10,000   $17,923,000   $(9,464,000)   $ 9,781,000
     (Unaudited)
                                       --------    ----------    ----------   -------   -----------   -----------    -----------
                                       --------    ----------    ----------   -------   -----------   -----------    -----------




                SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               For the Three Months Ended:     For the Nine Months Ended:
                                             ------------------------------  -----------------------------
                                             June 30, 1996    June 30, 1995  June 30, 1996   June 30, 1995
                                             -------------    -------------  -------------   -------------
                                              (Unaudited)      (Unaudited)    (Unaudited)     (Unaudited)
CASH FLOWS FROM (TO) OPERATING
ACTIVITIES:
  Net Income (Loss)                           $(1,126,000)     $   493,000     $(1,028,000)    $ 1,400,000
  Adjustments to reconcile net income
   (loss) to net cash used in operating
   activities:
    Depreciation and amortization                 263,000          234,000         742,000         688,000
    Extraordinary gain from settlement of
     debts                                        (22,000)        (240,000)        (70,000)       (462,000)
    Deferred income taxes                             -                -          (441,000)            -
  Changes in Assets and Liabilities
    Trade accounts receivable                     270,000          (81,000)       (853,000)       (333,000)
    Inventories                                    49,000          (14,000)       (164,000)         38,000
    Prepaid expenses                              (73,000)         (97,000)       (164,000)        (92,000)
    Other current assets                          156,000           (6,000)        (60,000)         26,000
    Accounts payable                              745,000         (439,000)      1,392,000        (445,000)
    Accrued liabilities                            11,000         (190,000)        171,000        (252,000)
                                              -----------      -----------     -----------      -----------
      Net Cash Provided (Used) by
       Operating Activities                       273,000         (340,000)       (475,000)        568,000

CASH FLOWS FROM (TO) INVESTING ACTIVITIES:
  Additions to equipment                       (1,060,000)         (31,000)     (1,362,000)       (437,000)
  Receivable - related party                     (128,000)         (42,000)            -          (123,000)
  Additions to acquisition costs and
   goodwill                                      (292,000)        (135,000)       (896,000)       (191,000)
  Non competition agreement                       (50,000)             -          (250,000)            -
  Loan Fees                                      (181,000)             -          (181,000)            -
  Advances to related parties                      28,000              -            28,000             -
                                              -----------      -----------     -----------      -----------
      Net Cash Provided (Used) in
       Investing Activities                    (1,683,000)        (208,000)     (2,661,000)        (751,000)
                                              -----------      -----------     -----------      -----------
CASH FLOWS FROM (TO) FINANCING ACTIVITIES:
  Proceeds from borrowings - related
   parties                                         (5,000)          38,000       1,588,000           38,000
  Proceeds from other borrowings                  136,000              -           156,000              -
  Principal payments on borrowings                (26,000)         206,000        (427,000)      (2,092,000)
  Principal payments on borrowings -
   related parties                               (735,000)         (43,000)     (1,146,000)        (324,000)
  Principal payments on capital lease             (74,000)         (28,000)       (186,000)         (28,000)
  Proceeds from line of credit                  1,638,000              -         1,638,000              -
  Payment on line of credit                      (204,000)             -          (204,000)             -
  Proceeds from factor - related party          2,190,000        2,174,000       6,124,000        5,538,000
  Payments to factor - related party           (1,815,000)      (2,048,000)     (5,809,000)      (5,542,000)
  Proceeds from issuance of common
   stock                                           14,000        1,200,000       2,292,000        3,982,000
  Deferred offering costs                        (553,000)         314,000        (678,000)             -
                                              -----------      -----------     -----------      -----------
      Net Cash Provided (Used) in
       Financing Activities                       566,000        1,813,000       3,348,000        1,572,000
      Increase (decrease) in Cash                (844,000)       1,265,000         212,000        1,389,000

      CASH, Beginning                           1,240,000          239,000         184,000          115,000
                                              -----------      -----------     -----------      -----------
      CASH, Ending                            $   396,000      $ 1,504,000     $   396,000      $ 1,504,000
                                              -----------      -----------     -----------      -----------
                                              -----------      -----------     -----------      -----------

      SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


    GENERAL INFORMATION:


I. The Financial Statements included herein have been prepared by the Company without audit except the September 30, 1995, balance sheet which was audited. The Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods shown. These statements do not include all information required by Generally Accepted Accounting Principles to be included in a full set of Financial Statements. These Financial Statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's latest report on Form 10-K, dated September 30, 1995.

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

III. On April 15, 1996, the Company acquired substantially all of the assets (excluding cash and accounts receivable) of Mid-America Shredding, Inc. The assets acquired consist of real property, buildings, a heavy duty automotive shredder mill, a wire chopping plant and heavy equipment and tools used in the business of recycling ferrous and non-ferrous metals. The purchase price totaled $1,925,000, settled through the assumption of outstanding bank debt of $1,210,000, $660,000 cash paid at closing and $55,000 note, payable over eight months.

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
                                                    ----------
                                                    $1,925,000
                                                    ----------
                                                    ----------

         UNAUDITED PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                  FOR THE NINE MONTHS ENDED JUNE 30, 1996


                        RECYCLING      ANGLO                                    PRO FORMA
                        INDUSTRIES     IRON &                    PRO FORMA       JUNE 30,
                           INC.        METAL       MID-AMERICA   ADJUSTMENTS      1996
                       -----------   -----------   -----------   -----------   ------------
Revenues               $17,484,000   $10,957,000   $ 1,779,000   $(8,759,000)   $21,461,000
Costs and
 expenses               19,019,000    10,751,000     1,929,000    (8,945,000)    22,754,000
                       -----------   -----------   -----------   -----------    -----------
Income (loss)
 before extraordinary
 gain & income taxes    (1,535,000)      206,000      (150,000)      186,000     (1,293,000)

Extraordinary gain
 from settlement
 of debts                  (70,000)            -             -             -        (70,000)
                       -----------   -----------   -----------   -----------    -----------
Income (loss)
 before income taxes   $(1,465,000)  $   206,000   $  (150,000)  $   186,000    $(1,223,000)

Provision (benefit)
from income taxes         (437,000)            -             -        94,000       (343,000)
                       -----------   -----------   -----------   -----------    -----------
Net income (loss)
 after extraordinary
 gain and income
 taxes                 $(1,028,000)  $   206,000   $  (150,000)  $    92,000    $  (880,000)
                       -----------   -----------   -----------   -----------    -----------
                       -----------   -----------   -----------   -----------    -----------

Income (loss) per
 common share:
  Before
   extraordinary
   gain                                                                         $      (.10)
  Extraordinary gain                                                                    .01
                                                                                -----------
Net (loss) per
 common share                                                                   $      (.09)
                                                                                -----------
                                                                                -----------
Weighted average
 number of common
 shares outstanding                                                               9,309,447

IV. In December 1995, and January 1996, the Company borrowed $1,575,000 of bridge financing represented by the notes payable - related parties with interest at 10% per annum. Proceeds from the loans were used to finance the Anglo acquisition and general corporate expenses. In January 1996, principal of $1,125,000 and accrued interest of $13,000 were converted into 323,523 shares of Common Stock. In connection with the bridge financing, the lenders were issued warrants to purchase a total of 359,250 shares of Common Stock at $1.50 per share, exercisable through the end of a three-year period commencing on the effective date of a registration statement covering the underlying Common Stock. The Company paid the balance of principal and accrued interest on these loans of $485,000 on September 30, 1996.

V. On January 31, 1996, and April 8, 1996, the Company completed a Private Placement of an aggregate of 1,454,156 shares of Common Stock at $2.75 per share and issued warrants to purchase up to 727,078 shares of Common Stock at $7.50 per share. Of the $3,998,934 raised, $1,137,000 was raised through the conversion of the bridge financing indebtedness discussed above. The proceeds from these private placements were used to complete the acquisition of Mid-America Shredding, Inc., discussed in Note VI below for general working capital purposes.

VI. On July 17, 1996, the Company completed the Public Offering of 4.4 million shares of Common Stock at an offering price of $4.125 per share. Net proceeds raised by the Company from the Public Offering were $15,323,485. In connection with the Public Offering, the Company repurchased 1,380,585 shares of Common Stock for $4.00 per share. In connection with this repurchase, the holders of the Company's Series G Warrants agreed to certain contractual "lock-up" restrictions. In addition, upon consummation of the Public Offering, the Company exchanged 213,388 Placement Agent's Warrants for 376,512 shares of Common Stock and 213,388 Series H Warrants, representing an effective exercise price of $.60 per share of Common Stock.

VII. On August 5, 1996, Recycling Industries of Iowa, Inc., a wholly-owned subsidiary of the Registrant, acquired from Wesley J. Weissman all of the issued and outstanding capital stock of Weissman Industries, Inc., ("Weissman"), a privately held metals recycler with operations in Waterloo, Iowa. Weissman's primary markets are midwestern steel mills.

      The assets owned by Weissman consist of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metal.

      The total purchase price for Weissman was $12.1 million including $1.5 million paid in the form of 363,637 shares of the Registrant's common stock. The $10.6 million cash portion of the purchase price was funded as follows: approximately $5.3 million from the proceeds of the Registrant's public offering which closed on July 23, 1996 and the Company's operating cash; $3.5 million from long term debt obtained from Coast Business Credit, a division of Southern Pacific Thrift and Loan ("Coast") secured by the equipment of Weissman; and approximately $1.7 million of revolving credit borrowings obtained from Coast.

      Assuming the Company's acquisitions of Anglo, Mid-America and Weissman had been completed on October 1, 1995, pro forma results of operations for the nine months ended June 30, 1996, would have been:

          Revenues                                               $35,987,000
          Income from continuing operations,
            net of Income taxes                                      284,000
          Net income after extraordinary gain and income             354,000

          Net income per common share                            $       .03

          Weighted average number of common share outstanding     10,662,195

      The pro forma information is not necessarily indicative of the combined results of operations that would have occurred had the acquisitions been completed as of October 1, 1995.

VIII. Concurrently with the Commencement of the public offering discussed in
      Item VI, the Company's Common Stock was approved for listing on the NASDAQ National Market.

IX. In June, 1996, the Company entered into an inventory and receivables financing agreement with Coast Business Credit in Los Angeles, California. Advances are at the Bank of America Reference Rate plus 2% except for the over advance facility which is plus 3%. The agreement has been collateralized by a first security interest on all of the Company's assets.

X. For presentation purposes, the Statement of Operations for the nine months ended June 30, 1995, has been revised to reflect line item consistency with the Statement of Operations provided in the September 30, 1995, 10-K.

XI. On August 15, 1996, the Company redeemed all of its outstanding Series A Convertible Preferred Stock and repurchased 120,000 shares of Common Stock for $2.4 million. This transaction was funded through the proceeds of the Public Offering.

XII. On September 25, 1996, the Company executed a non-binding letter of intent for the acquisition of Sunshine Metal Processing, Inc. ("Sunshine").
      Under the terms of the letter of intent, the purchase price for the Sunshine assets is $2,500,000, payable as follows: $750,000 in cash;
      the assumption of $1,250,000 of debt; and the issuance of the Company's convertible preferred stock having a value of $500,000. The acquisition is subject to a number of material contingencies, including negotiation of definitive acquisition terms, obtaining sufficient financing to complete the acquisition and completion of the Company's due diligence related to the acquisition. In addition, the Company's acquisition of Sunshine is subject to satisfactory resolution of a lawsuit against Sunshine in which a third party claims to have a contract to acquire Sunshine's assets.

XIII. Inventories as of June 30, 1996 and September 30, 1995, consist of the following:

                                    June 30, 1996   September 30, 1995
                                    -------------   ------------------
                                     (Unaudited)

      Raw materials                  $  795,000          $350,000
      Finished goods                  1,287,000           147,000
                                     ----------          --------
         Total                       $2,082,000          $497,000
                                     ----------          --------
                                     ----------          --------

XIV. Property, plant and equipment as of June 30, 1996, and September 30, 1995, consist of the following:

                                    June 30, 1996   September 30, 1995
                                    -------------   ------------------
                                     (Unaudited)

      Land                           $ 1,950,000        $1,640,000
      Building and improvements          938,000           365,000
      Heavy machinery and equipment    1,866,000         1,472,000
      Auto shredder mill               4,491,000         3,161,000
      Transportation equipment           821,000           679,000
      Office equipment                   156,000           121,000
      Assets under capital lease       1,918,000                --
                                     -----------        ----------
         Total                        12,140,000         7,438,000

      Less accumulated depreciation
        and amortization               1,343,000           752,000
                                     -----------        ----------
         Total                       $10,797,000        $6,686,000
                                     -----------        ----------
                                     -----------        ----------

XV.   Other assets consist of the following at:

                                           June 30, 1996   September 30, 1995
                                           -------------   ------------------
                                            (Unaudited)

      Acquisition costs                      $  166,000          $ 61,000

      Goodwill, net of accumulated
        amortization of $82,000 and
        $29,000                               2,740,000           188,000
      Non compete agreement, net of
        accumulated amortization of
        $97,000                                 903,000                --
      Investment in affiliate, at cost          277,000           277,000
      Engineering plans, net of
        accumulated amortization of
        $946,000 and $899,000                   141,000           188,000
      Patent rights                              25,000            25,000
      Land contract                              70,000                --
      Loan fees                                 181,000                --
      Deferred offering costs                   678,000                --
      Other assets                                5,000             5,000
                                             ----------          --------
                                             $5,186,000          $744,000
                                             ----------          --------
                                             ----------          --------

XVI. Net operating loss carry overs available for the future through the year 2009 are approximately $8.1 million.

XVII. Supplemental information to the statement of cash flow for non-cash investing and financing activities:

                                                  Nine Months Ended:
                                                       June 30,
                                             -----------------------------
                                                1996              1995
                                             ----------         ----------
                                            (Unaudited)         (Unaudited)

      Cash paid for interest                 $  402,000         $  294,000
                                             ----------         ----------
                                             ----------         ----------
      Stock issued for conversion of
        bridge financing                     $1,138,000         $  150,000
                                             ----------         ----------
                                             ----------         ----------
      Acquisition of subsidiaries for
        stock                                $  925,000         $       --
                                             ----------         ----------
                                             ----------         ----------
      Purchase of equipment for notes
        payable                              $1,540,000         $   35,000
                                             ----------         ----------
                                             ----------         ----------
      Restructure of preferred stock to
        debt                                 $       --         $2,300,000
                                             ----------         ----------
                                             ----------         ----------
      Acquisition of equipment under
        capital lease                        $       --         $  113,000
                                             ----------         ----------
                                             ----------         ----------
      Contract to acquire land and
        building acquired for note payable   $  446,000         $       --
                                             ----------         ----------
                                             ----------         ----------
      Acquisition of Anglo inventory for
        note payable                         $1,421,000         $       --
                                             ----------         ----------
                                             ----------         ----------
      Capital lease obligation incurred
        to finance Anglo acquisition         $1,800,000         $       --
                                             ----------         ----------
                                             ----------         ----------
      Note payable issued for non-compete
        agreement                            $  750,000         $       --
                                             ----------         ----------
                                             ----------         ----------
      Reversal of deferred gain on sale
        of subsidiary                        $       --         $       --
                                             ----------         ----------
                                             ----------         ----------
      Issuance of common stock to Chief
        Executive Officer                    $       --         $       --
                                             ----------         ----------
                                             ----------         ----------
      Acquisition of goodwill for note
        payable                              $  843,000          $      --
                                             ----------         ----------
                                             ----------         ----------

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

    The Company's current operations commenced in May 1994, with the acquisition of its Nevada metals recycling facility. Since that time, the Company has experienced significant growth from the acquisition of other metals recycling facilities. On June 30, 1995, the Company acquired a 20% interest in a metals recycling facility located in Georgia. The Company's ownership interest in Loef was to have been reduced to 15% if the Company did not invest an additional $200,000 in Loef by June 30, 1996. The Company did not make this payment and, pending the receipt of information regarding the current operations and financial performance of Loef, the Company has taken the position that its interest was not reduced to 15% on June 30, 1996. On December 11, 1995, the Company acquired its four southern Texas facilities. On April 15, 1996, the Company acquired its Missouri facility and, on August 5, 1996, the Company acquired Weissman Iron & Metal. These acquisitions, except for the 20% ownership interest in the Georgia facility, are accounted for under the purchase method for business combinations and, accordingly, the results of operations for such acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company's historical results of operations for the period presented are not directly comparable.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

     The results of operations for the three months ended June 30, 1996, include the effects of the acquisitions of the Company's southern Texas facilities for the entire period and the Missouri facility since April 15, 1996 whereas the June 30, 1995, results reflect only the operations of the Nevada facility. The key operating results for each of the three month periods are summarized as follows:

    REVENUES. For the three months ended June 30, 1996, total revenues increased by $3,071,000, or 84%, to $6,721,000 from $3,650,000 for the three months ended June 30, 1995. The increase in revenues is primarily the result of the acquisitions of the Company's southern Texas facilities on December 11, 1995, and the Company's Missouri facility on April 15, 1996. The operations of the southern Texas facilities generated $3,718,000 in revenues during the three months ended June 30, 1996. The operations of the Missouri facility generated $554,000 in revenues during the three months ended June 30, 1996. Revenues for the Nevada facility declined 32% to $2,477,000 for the three months ended June 30, 1996, from $3,641,000 for the three months ended June 30, 1995. The major factors contributing to this reduction were a 3-1/2 week shutdown of the automobile shredder for a major rebuild and significantly lower recycled paper selling prices in 1996.

    In general, sales values for ferrous, non-ferrous and paper have declined for the quarter ended June 30, 1996, as compared to the quarter ended June 30, 1995.

    COST OF SALES. For the three month period ended June 30, 1996, cost of sales increased $3,681,000 to $6,531,000 from $2,850,000 for the three months ended June 30, 1995, and increased as a percentage of total revenues to 97% from 78%. For the three month period ended June 30, 1996 cost of brokerage was $462,000 and was 7% of total revenues. The increased cost of sales for the period was primarily due to the increased volume generated by the acquired facilities. The increase in cost of sales as a percentage of revenues is primarily the result of reduced sales values at NRI without corresponding decreases in purchase costs and remaining high inventory costs at the Company's southern Texas facilities, including a $383,000 inventory valuation adjustment. The Company has adjusted purchase prices for raw material over the course of the quarter ended June 30, 1996, and believes that future margins will reflect such changes. Overall gross margin decreased by $1,035,000 to $(244,000) for the three months ended June 30, 1996, compared to $791,000 for the three months ended June 30, 1995.

    SELLING AND ADMINISTRATIVE EXPENSE. Selling and administrative expenses increased to $586,000, or 9% of revenues for the three months ended June 30, 1996, from $394,000, or 11% of revenues, for the three months ended June 30, 1995. Of this increase, $73,000 was the result of increased personnel, selling and overhead costs related to acquired operations and to overhead added in anticipation of additional growth.

    BENEFIT FROM INCOME TAXES. At June 30, 1996, the Company has recognized a net deferred tax asset of $1.2 million, as management has determined that the net operating loss carry forward was more likely than not to be used in the near future due to the future taxable income to be generated by the Company's acquired facilities. The recorded net loss through June 30, 1996 provided approximately $8.1 million of net operating loss carry forward available through 2009. No benefit from deferred income taxes was recognized for the three months ended June 30, 1995.

    INCOME FROM CONTINUING OPERATIONS, NET OF INCOME TAXES. Income from continuing operations, net of income taxes decreased to $(1,148,000), or $(.10) per share, for the three months ended June 30, 1996, from $253,000, or $.05 per share, for the three months ended June 30, 1995.

    NET INCOME. For the three months ended June 30, 1996, the Company had net loss of $(1,126,000), or $(.11) per share, compared to net income of $493,000, or $.09 per share, for the three months ended June 30, 1995.

NINE MONTHS ENDED JUNE 30, 1996 AND 1995

    The results of operations for the nine months ended June 30, 1996, were impacted by a number of factors, including delays in processed scrap shipments and lower gross margins at the Company's Nevada facility. In addition, profitability was negatively affected by transition expenses incurred in conjunction with the acquisitions of the southern Texas facilities on December 11, 1995, and the Missouri facility on April 15, 1996.

    REVENUES. Revenues increased $6,717,000, or 62%, to $17,484,000 for the nine months ended June 30, 1996, from $10,767,000 for the nine months ended June 30, 1995. The increase in revenues is primarily due to the acquisitions of the Company's southern Texas facilities on December 11, 1995, and its Missouri facility on April 15, 1996. The operations of the southern Texas facilities generated $8,151,000 of revenues, the Missouri facility provided $554,000 in revenues and the Nevada facilities provided $8,779,000 of revenues during the nine months ended June 30, 1996.

    In general, sales values for ferrous, non-ferrous and paper have declined for the nine months ended June 30, 1996, as compared to the nine months ended June 30, 1995. The Ford Ferrous Bundles Index has fallen from 160 in October 1995 to 133 in November 1996, a decline of 17%. The Ford Ferrous Bundles Index is a measurement of industrial steel scrap prices.

    COST OF SALES. For the nine months ended June 30, 1996, cost of sales increased $7,710,000 to $15,883,000 from $8,173,000 for the nine months ended June 30, 1995, and increased as a percentage of total revenues to 91% from 76%. This increase in cost of sales was primarily due to increased volume from acquisitions. For the nine months ended June 30, 1996 cost of brokerage was $462,000 and was 3% of total revenues. Gross profit decreased to $1,139,000 for the nine months ended June 30, 1996, from $2,558,000 for the nine months ended June 30, 1995. This decrease in gross profit was primarily due to increased prices in the market for materials and lower achieved selling prices for processed materials.

    SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses increased to $2,038,000 or 12% of revenues, for the nine months ended June 30, 1996, from $1,181,000, or 11% of revenues, for the nine months ended June 30, 1995. Of this increase, $672,000 resulted from additional personnel costs associated with acquired operations and expenses incurred in connection with the Company's increase in personnel in anticipation of additional acquisitions. Included in this amount was $205,000 of incentive compensation paid to the Company's Chief Executive Officer upon the consummation of the acquisition of the Company's southern Texas facilities.

    INTEREST EXPENSE. Interest expense was $435,000 for the nine months ended June 30, 1996, compared to $289,000 for the nine months ended June 30, 1995. Interest expense increased primarily due to higher average interest rates on the Company's debt as well as additional debt incurred to finance the purchase of the southern Texas facilities in December 1995, and the Missouri facility in April 1996.

    BENEFIT FROM INCOME TAXES. For nine months ended June 30, 1996, the Company recorded an increase to its net deferred tax asset of $441,000. As a result, at June 30, 1996, the Company has recognized a net deferred tax asset of $1.2 million, as management has determined that the net operating loss carry forward was more likely than not to be used in the near future due to the future taxable income to be generated by the Company's acquired facilities. The net loss before income taxes for the nine months ended June 30, 1996, increased the net operating loss carry forward by $441,000 providing approximately $8.1 million of net operating loss carry forward available through 2009. No benefit from deferred income taxes was recognized for the nine months ended June 30, 1995.

    INCOME FROM CONTINUING OPERATIONS, NET OF INCOME TAXES. For the nine months ended June 30, 1996, the Company's loss from continuing operations, net of income taxes was $(1,098,000), or $(.12) per share, compared to $938,000, or $.19 per share of income, for the nine months ended June 30, 1995. The principal reasons for this decrease were the shutdown of the NRI shredder for a major rebuild, a relatively lower sales value for ferrous scrap in the western area of the country, high inventory values at the southern Texas facilities and significant finished inventory on hand at the end of the quarter.

    NET INCOME. For the nine months ended June 30, 1996, the Company had a net loss of $(1,028,000), or $(.11) per share, compared to net income of $1,400,000, or $.29 per share, for the nine months ended June 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

    As the Company's business has grown, overall cash requirements for internal growth and acquisitions have been met through a combination of private placements of debt and equity securities, equipment and receivables financing and cash flow from operations. Since commencement of its metals recycling operations in May 1994 through June 1996, the Company has raised net cash proceeds of $ 6.3 million through the sale of its equity securities. Through June 1995, the Company was also funded in part by $887,000 of borrowings from First Dominion Holdings, Inc., a company controlled by the Company's Chairman and Chief Executive Officer ("First Dominion"), all of which has been repaid. At June 30, 1996, the Company had $12,356,000 of liabilities and $8,020,000 debt outstanding, of which $4,250,000 is due in the next 12 months.

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

    On December 11, 1995, the Company acquired its southern Texas facilities by acquiring substantially all of the assets of Anglo Metals, Inc., d/b/a Anglo Iron & Metal, for $6.1 million. The purchase price was paid as follows: (i) $2.1 million in cash; (ii) $1.9 million note which is to be paid in ten monthly installments of $186,500 beginning in February 1996; (iii) a $446,000 secured promissory note bearing interest at 8% and payable in 60 monthly installments of $9,000; (iv) a $750,000 unsecured promissory note and non-compete agreement payable in 72 consecutive installments of $10,400; and
(v) 227,693 shares of Common Stock, valued at $925,000.

    On April 15, 1996, the Company acquired its Missouri facility by acquiring substantially all of the assets of Mid-America Shredding, Inc., d/b/a Mid-America Shredding, for $1.9 million. The purchase consideration consisted of cash of $660,000, assumed outstanding bank debt of $1.2 million and a $55,000 note payable over eight months.

    On June 20, 1996, the Company secured $4.0 million in inventory and receivables financing from Coast Business Credit, an asset-based lender specializing in inventory and receivables financing. In connection with the Weissman acquisition, the credit facility was increased to $10.0 million on August 15, 1996.

    On July 17, 1996, the Company completed the Public Offering of its Common Stock, receiving net proceeds, after deducting underwriting discounts and offering expenses of $14.4 million. These proceeds were used as follows:
$5.2 million to pay a portion of the cash purchase price for Weissman on August 5, 1996; $5.7 million to repurchase 1,380,585 shares of Common Stock; $2.4 million to redeem all of the Company's outstanding Series A Convertible Preferred Stock and repurchase 120,000 shares of Common Stock on August 15, 1996. The remaining proceeds of approximately $1.1 million are being used for general corporate purposes.

    On August 5, 1996, the Company acquired Weissman for a total purchase price of $12.1 million. The purchase price was paid as follows: (i) 363,637 shares of Common Stock valued at $1.5 million; (ii) $5.3 million from the proceeds of the Public Offering and the Company's operating cash; (iii) a $3.5 million term loan bearing interest at prime plus 2.25%, payable in 60 monthly installments of $58,333; and (iv) approximately $1.7 million of revolving credit borrowings.

    On August 15, 1996, the Company redeemed all of its outstanding Series A Convertible Preferred Stock and repurchased 120,000 shares of Common Stock for $2.4 million. This transaction was funded through the process of the Public Offering.

    On September 30, 1996, the Company paid the balance of the principal plus accrued interest on its bridge indebtedness of $485,000.

    For the nine months ended June 30, 1996, net cash used by operations was $475,000. During this period, the Company generated a net loss of $(1,028,000) and depreciation and amortization of $742,000, which were partially offset by deferred income tax of $441,000 and an extraordinary gain of $70,000. Increases in accounts receivable, inventory, prepaid expenses, and current assets amounted to $1,241,000, offset by an increase in accounts payable and accrued liabilities of $1,563,000. Inventories and accounts receivable increases were primarily related to the acquisitions of the Company's southern Texas facilities on December 11, 1995, and the Missouri facility on April 15, 1996.

    For the nine months ended June 30, 1996, the Company used net cash in investing activities of $2,661,000 compared to $751,000 for the nine months ended June 30, 1995. Such amounts primarily related to acquisition costs and goodwill as well as additions of capital equipment.

    The Company had a positive net worth of approximately $9,781,000 at June 30, 1996, compared to $6.5 million at September 30, 1995, and $2.8 million at September 30, 1994. This improvement in net worth is due to issuance of $2.3 million (net) of Common Stock during the nine months ended June 30, 1996, the conversion of $1.1 million of bridge loan debt to equity, and the issuance of $925,000 of Common Stock in connection with the acquisition of the southern Texas facilities.

    Working capital deficit at June 30, 1996, was $2,673,000 as compared to $376,000 of working capital at September 30, 1995. As of September 30, 1994, the Company has a working capital deficit of $4.2 million. The decrease in working capital at June 30, 1996, is due primarily to the increased use of short-term financing related to continuing operations and acquisitions. The improvement in working capital from fiscal 1994 to fiscal 1995 reflects the increase in cash provided by a full year of operations at the Nevada facility, the restructuring of long-term debt and the additional equity raised from the issuance of Common Stock during fiscal 1995.

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

    None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBIT
        NUMBER     DESCRIPTION
        -------    -----------
           3.1     Amended and Restated Articles of Incorporation,
                   incorporated by reference to Exhibit 3.1 to the Company's
                   Registration Statement of Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

           3.2     Amended and Restated Bylaws, incorporated by reference to
                   Exhibit 3.2 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

          10.1 Asset Purchase Agreement dated February 16, 1996 by and among Recycling Industries of Missouri, Inc., Recycling Industries, Inc., Mid-America Shredding, Inc. and Linda Lawton.*

          10.2 Assumption Without Release and Modification Agreement, dated April 15, 1996, by and among Mid-America Shredding, Inc., Recycling Industries of Missouri, Inc., Recycling Industries, Inc., Linda F. Lawton, Personal Representative of the Estate of Robert L. Lawton, Deceased and Linda Lawton.*

          10.3 Security Agreement, dated April 15, 1996, between Recycling Industries of Missouri, Inc. and Southwest Bank of St. Louis.*

          10.4 Continuing Unlimited Guaranty Agreement dated April 15, 1996, between Recycling Industries, Inc. and Southwest Bank of St. Louis.*

          10.5 Loan Agreement dated April 8, 1992, between Mid-America Shredding, Inc. and Southwest Bank of St. Louis.*

          10.6 Promissory Note dated February 8, 1996, between Mid-America Shredding, Inc. and Southwest Bank, Inc.*

          11.      Statement Regarding Computation of Per Share Earnings.**

          27.      Financial Data Schedule.**

* Incorporated by reference to the Company's current report on Form 8-K reporting an event of April 15, 1996, as amended July 12, 1996, on Form 8-K/A, Commission file No. 0-20179.

** Filed Herewith.

Reports of Form 8-K

       Report on Form 8-K dated April 29, 1996, reporting the acquisition of Mid-America Shredding on April 15, 1996, as amended on Form 8-K/A filed July 12, 1996, Commission File No. 0-20179, including the following financial statements:

       1. Audited financial statements of Mid-America Shredding, Inc.
       2. Pro-forma consolidated financial statements for Recycling Industries, Inc. and subsidiaries.
       3. Audited consolidated financial statements for Recycling Industries, Inc.

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 12, 1996    By: /s/  THOMAS J. WIENS
      -----------------        ------------------------------------------------
                               Thomas J. Wiens,
                               Chairman & Chief Executive Officer



Date: November 12, 1996   By:  /s/  BRIAN L. KLEMSZ
      -----------------        ------------------------------------------------
                               Brian L. Klemsz, Principal Financial Officer