Form 10-K
period 1996-09-30
RECYCLING INDUSTRIES INC
filed 1997-01-14
CIK 769879

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549

                                     FORM 10-K

     x             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---               OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED: SEPTEMBER 30, 1996

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    ---              OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K [ ]

          The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $16,840,130. This calculation is based upon the average bid and asked prices of the stock on December 31, 1996 of $1.47, and the number of shares held by non-affiliates, which was 11,455,871 shares on December 31, 1996.

The number of shares of the Registrant's $.001 par value common stock that was outstanding as of December 31, 1996 was 13,911,974.

                      Documents Incorporated by Reference : None

                                  TABLE OF CONTENTS

PART I                                                               PAGE

     Item   1.   Business                                               3
     Item   2.   Description of Property                               11
     Item   3.   Legal Proceedings                                     12
     Item   4.   Submission of Matters to a
                 Vote of Security Holders                              12

PART II

     Item   5.   Market for Registrant's Common Equity
                 and Related Stockholder Matters                       13
     Item   6.   Selected Financial Data                               13
     Item   7.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations         14
     Item   8.   Financial Statements and
                 Supplementary Data -- Independent
                 Auditor's Report                                   F1 thru F46
     Item   9.   Changes in and Disagreements with Accountants
                 on Accounting and Financial Disclosure                20

PART III

     Item  10.   Directors and Executive Officers of the
                 Registrant                                            21
     Item  11.   Executive Compensation                                23
     Item  12.   Security Ownership of Certain Beneficial
                 Owners and Management                                 25
     Item  13.   Certain Relationships and Related Transactions        26

PART IV

     Item  14.   Exhibits, Financial Statement Schedules and           28
                 Reports on Form 8-K

     Signature                                                         35

                                        PART I


Item 1 - Business

Recycling Industries, Inc. (the Company) is a full-service metals recycler primarily engaged in the collection and processing of various ferrous and non-ferrous metals for resale to domestic and foreign steel producers and other metals producers and processors. The Company was formed in December 1988 as a Colorado corporation. The Company commenced its metals recycling operations in May 1994 and has increased its revenues from approximately $4.8 million for the year ended September 30, 1994 to $27.6 million for the year ended September 30, 1996. Over the same period, the Company's monthly metals shredding capacity has increased over 330% and its total monthly metals processing capacity increased over 365%.

As of September 30, 1996 the Company had the following wholly-owned subsidiaries:

  NEVADA RECYCLING, INC., acquired by the Company in May 1994, operates a metals recycling facility in Las Vegas, Nevada, serving the Las Vegas market and steel mills located throughout the western United States.

  RECYCLING INDUSTRIES OF TEXAS, INC. D/B/A ANGLO IRON & METAL, formed by the Company to acquire the assets of Anglo Metals, Inc. in December 1995, operates four metals recycling facilities in

Brownsville, Harlingen, McAllen and San Juan, Texas, serving steel mills and markets in the Rio Grande Valley in southern Texas and northern Mexico.

  RECYCLING INDUSTRIES OF MISSOURI, INC. D/B/A MID-AMERICA SHREDDING, formed by the Company to acquire the assets of Mid-America Shredding, Inc. in April 1996, operates a metals recycling facility in Ste. Genevieve, Missouri, serving midwestern steel mills and markets along the Mississippi River.

  WEISSMAN INDUSTRIES, INC. D/B/A WEISSMAN IRON & METAL, acquired by the
Company in August 1996, operates a metals recycling facility in Waterloo, Iowa, serving midwestern steel mills.

In addition, the Company currently has a minority interest in The Loef Company, which operates a metals recycling facility in Athens, Georgia, serving steel mills and markets in the southeastern United States. On December 3, 1996, Loef filed for chapter 11 bankruptcy, and the Company wrote off the $277,000 investment in Loef as of September 30, 1996

METALS AND PAPER RECYCLING

          The Company, through its wholly-owned subsidiaries, is a fully integrated metals and, to a lesser extent, paper recycler. In addition, the Company is actively pursuing additional acquisitions in the metals recycling industry. Metals recyclers purchase ferrous and non-ferrous scrap metal from a variety of sources, sort the purchased scrap according to the grade and quality of the metal, process the scrap by shredding or other methods to reduce and sell the processed scrap metal ("prepared scrap") to its customers. The metals recycling industry utilizes established non-patented technology for processing scrap materials and is not subject to significant seasonal fluctuations.

  The Company estimates that the total revenues generated in the metals recycling markets in 1995 were $19.1 billion, comprised of $8.9 billion attributable to ferrous metals and $10.2 billion attributable to non-ferrous metals. The Company believes that there are over 3,000 independent metals recyclers in North America. Based upon reports published by the Institute for Scrap Recycling Industries ("ISRI"), approximately 200 of these independent metals recyclers operate heavy-duty automotive shredders, which constitute the primary equipment used in processing large volumes of ferrous and non-ferrous scrap for sale to steel and other metals producers. Because of the highly fragmented nature of the industry, the Company believes that no single metals recycler has a significant share of the national processed scrap market, although certain recyclers may have a dominant share of their local or regional market. Similar to the ongoing consolidation within the municipal solid waste industry, the metals recycling industry has begun to experience local market consolidation due to: (i) increasing capital requirements caused by more stringent environmental and governmental regulations, and (ii) the exit of aging owners of independent recyclers who desire to sell closely-held businesses in the absence of a successor owner or operator.

The Ferrous Scrap Market

  The largest portion of the Company's operations involves the collection, shredding and sale of ferrous scrap, the primary raw material for mini-mill steel producers who utilize electric arc furnace (EAF) technology. All of the Company's facilities process ferrous scrap. The increase in EAF production from
14.8 million net tons in 1966 to 40.6 million net tons in 1995 has resulted in strong demand and prices for processed ferrous scrap. Demand for ferrous scrap is expected to increase as a number of new EAFs come on line in the next several years, such as North Star Steel Co.'s Kingman, Arizona plant (which began production during the second quarter of 1996) located approximately 100 miles from the Company's Nevada facility. According to industry estimates, the anticipated continuing increase in EAF production to an estimated 50 million net tons by the year 2000 may cause ferrous scrap shortages, resulting in further increases in processed ferrous scrap prices.

  The growth in EAF production has been fueled by the historically low prices for prepared ferrous scrap, which give EAFs a production cost advantage over integrated steel producers which operate blast furnaces whose primary raw materials are coke and iron ore. Recent increases in prepared ferrous scrap prices have eroded much of the EAFs' production cost advantage. As a result, many EAF operators are examining alternatives to prepared steel scrap, such as pre-reduced iron pellets, as a feedstock for EAFs. The Company believes, however, that such alternatives to prepared ferrous scrap will be used primarily as a supplemental feedstock to permit EAFs to utilize lower grades of prepared scrap, and will not significantly reduce demand for prepared ferrous scrap in the foreseeable future. Industry analysts' reports continue to predict rising demand for prepared ferrous scrap over the next several years. Because ferrous scrap represents the largest portion of the metals recycling industry, the economic conditions of the industry are directly tied to the strength of domestic steel producers utilizing EAF technology. Accordingly, any decrease in domestic steel production may have an adverse impact on the demand and price for prepared ferrous scrap.

  Raw ferrous scrap is sourced primarily on a local basis, typically from small independent salvage operations located near major developed urban areas. These operations supply raw ferrous scrap to the Company in the form of automobile bodies, appliances and structural steel. The geographic market for prepared ferrous scrap is larger, tending to be within a 100 to 150 mile radius of the metals recycler, but may include shipments to Asian markets via deep water port facilities located on the west coast of the United States. The primary limitation on the geographic size of the supply and resale markets in the metals recycling industry are the transportation costs of raw and processed ferrous scrap. For this reason, metal scrap processing facilities tend to be located on or near key rail, interstate highway or water transportation routes.

  Although somewhat determined by local factors, the average domestic price for prepared ferrous scrap has increased significantly in the past several years from approximately $80 per ton in 1992 to over $140 per ton during 1995. The current prices for prepared ferrous scrap range from $106 to $130 per ton depending on the region and the quality of the prepared material.

The Non-Ferrous Scrap Market

  Non-ferrous metals include copper, aluminum, brass, stainless steel, high temperature alloys and other exotic metals. The non-ferrous scrap market is less fragmented than the ferrous scrap market due to the higher intrinsic values of the non-ferrous metals and the available commodity market prices for these metals. Although supply sources are still local, the higher value of these metals makes the shipment of prepared non-ferrous scrap economical over longer distances, both domestically and internationally. The primary consumers of prepared non-ferrous scrap are domestic and foreign secondary smelters. All of the Company's facilities process non-ferrous scrap, primarily copper, aluminum, brass and stainless steel.

  Prices for non-ferrous scrap change based upon the daily publication of spot and futures prices for the primary types of non-ferrous metals on the COMEX or London Metal Exchange. These exchanges also permit suppliers and consumers of non-ferrous metals to hedge against price variations through the purchase and sale of futures contracts on such exchanges. The Company does not participate in the non-ferrous futures markets and, instead, sells its non-ferrous processed scrap at a negotiated spot price. Current prices for prepared prime grade aluminum scrap range from $45 to $51 per pound, and current prices for No. 1 prepared copper scrap range from $84 to $88 per pound. The Company seeks to protect against price fluctuations by managing its raw and processed non-ferrous scrap inventory levels.

  Sales prices for non-ferrous scrap are cyclical in nature and are driven by demand for finished non-ferrous metal goods and by levels of general economic activity. Secondary smelters, utilizing processed non-ferrous scrap as raw material, can produce non-ferrous metals at a lower cost than primary smelters producing such metals from ore due to significant savings in energy consumption, environmental compliance and labor costs. These cost advantages and the long lead time necessary to construct new non-ferrous primary smelting capacity result in sustained demand and strong prices for processed non-ferrous scrap during periods of high demand for finished non-ferrous metal products.

The Paper Recycling Market

  The Company's paper recycling operations, currently conducted at its Nevada and Iowa facilities, acquire waste paper products primarily through local industrial accounts where roll-off boxes are placed to collect waste materials. The primary grades of waste paper include corrugated cardboard, newspaper, blank newspaper, hard white, white ledger, computer paper and rolls. The Company sorts the collected waste paper by grade for shipment to domestic paper mills. Prices for waste paper vary by grade and the Company purchases and sells such grades at the spot price.

OPERATIONS

Raw Scrap Purchasing

  The primary sources of raw scrap are automobile salvage and wrecking yards, demolition firms, ordinance depots, military bases, public utilities, industrial facilities, metal fabricators, machine shops, railroads, refineries, shipyards and numerous independent scrap collectors. Raw or unprepared scrap is acquired from these sources in the form of automobile bodies, structural steel from demolition sites, industrial scrap steel, appliances and other goods fabricated from steel and other metals. The Company purchases scrap at each of its facilities from industrial accounts and in negotiated bulk purchases from large suppliers such as demolition sites, military bases and railroads as well as smaller purchases from drive-in sellers.

  Industrial and governmental sources of raw scrap supply are the result of long-term supply relationships and competitive bidding. Retail sources of supply are paid spot prices for their items at the Company's facilities. The Company employs full-time buyers to manage existing supply relationships and secure new industrial and governmental supply accounts.

  Due to the low value of unprepared scrap compared to its shipping cost, the Company's facilities are strategically located near sources of supply, such as major urban areas, and near major railway, interstate highway or water transportation routes.

  The continued availability of raw scrap is dependent upon, among other things, the local economy, the level of demolition activity and the ability to maintain supply relationships with local industrial and governmental sources and automobile wreckers. Consistent with industry practice, the Company has long-term supply arrangements with certain suppliers, although none of these arrangements is material to the Company's operations.

Scrap Processing

  Raw scrap metal is prepared for resale by sorting, cleaning, shearing and shredding the metal into various sized pieces according to customer specifications and market demand. Metal scrap that is ready for shipment to the Company's customers is referred to as "prepared scrap."

  The Company's sorting operations prepare the raw scrap for further processing by a variety of methods according to the nature of the material (i.e., ferrous or non-ferrous), size and composition. Raw scrap is handled within the Company's facilities using conveyor systems, front-end loaders and crane mounted electromagnets. Through the sorting process, the Company determines whether particular items require preliminary preparation before being shredded.

  The Company's processing operations at each of its subsidiaries are primarily based upon the use of heavy-duty automotive shredders which are capable of shredding an entire automobile body into fist-sized pieces of metal within 45 seconds. Through the operation of shredders, ferrous and non-ferrous items such as automobiles, appliances and vending machines are shredded into various sized pieces according to customer specifications. The shredded material is then magnetically separated into ferrous and non-ferrous metals and non-metallic items. The non-ferrous metals are further separated utilizing "eddy current separators." The prepared ferrous scrap is then sold to the Company's customers. The prepared non-ferrous scrap is recovered as a mixture of aluminum, zinc die-cast, stainless steel and copper and sold to the Company's customers who further process and separate the mixture into constituent metals for resale. The non-metallic portion of the shredded materials, referred to as shredder fluff, is disposed of off site. The Company currently operates four heavy duty automotive shredders with a monthly output capacity of approximately 21,500 tons of prepared ferrous scrap.

  Items which are too large or too heavy to be introduced into the shredder are reduced by either torching or shearing, utilizing crane-mounted alligator or stationary guillotine shears, into smaller pieces according to customer specifications or to a size and weight that may be further processed by shredding. Generally, non-ferrous items prepared by these methods are sold to the Company's customers without further processing.

  Many non-ferrous metals, such as copper, brass, aluminum, stainless steel, zinc die-cast, and insulated wire (aluminum and copper), are purchased by the Company in a form that is not capable of being processed through a shredder. Each of the Company's facilities processes these items through a variety of methods, including manual and automatic sorting, shearing, torching, baling, wire stripping or a combination of these methods. Prepared non-ferrous items are either sold in their separated form or baled into low-density bales in accordance with customer specifications.

  The Company's paper operations involve the sorting and baling of various grades of waste paper and removing all off-grade material and foreign matter. The sorted product is weighed, tagged and sold to domestic paper mills and foreign paper brokers.

Processed Scrap Sales

  The Company sells processed ferrous scrap primarily to regional and local steel mills operating EAFs, although integrated steel manufacturers utilize some ferrous scrap in their blast furnace operations. The price for processed ferrous scrap is dependent upon the uniformity of the processed material, its cleanliness and the non-ferrous content of the processed material. The Company has established relationships with regional steel producers for the sale of processed ferrous scrap and anticipates that its national strategy will improve these relationships. Most steel producers purchase processed ferrous scrap on a 30-day basis at the beginning of each month, thereby locking in the price and quantity purchased for such period. Sales of processed ferrous scrap accounted for 60% of the Company's revenues for the year ended September 30, 1996.

  The Company sells processed non-ferrous scrap primarily to foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, brass and bronze ingot manufacturers and other consumers. Ingot manufacturers produce a semi-finished mass of a particular metal to a chemical specification and shaped for convenient storage and transportation. The ingots are remelted by manufacturers to produce finished products. Non-ferrous scrap is sold on a spot market basis. Sales of non-ferrous materials accounted for 31% of the Company's revenues for the year ended September 30, 1996.

  Scrap paper is sold to paper mills at spot prices dependent upon the grade of the baled product. In addition, the Company's southern Texas facilities utilize covered warehouse space to store and sell small quantities of finished steel products such as angle iron, channel, flat bar, rounds and concrete reinforcing bar. Paper and plastic recycling and retail finished steel sales accounted for approximately 2% of the Company's revenues for the year ended September 30, 1996.

Significant Customers

  Four of the Company's customers; Pacific States Cast Iron & Pipe
Company, The David J. Joseph Company, Alpert & Alpert Company and Aceros D.M., S.A. de C.V., accounted for approximately 53.1% of the Company's revenues (9.6%, 22.5%, 5.6% and 15.4%, respectively) for the year ended September 30, 1996. The loss of any one of these customers would have a material adverse effect on the Company's business. Sales of processed scrap are generally not seasonal but are affected by periodic maintenance shutdowns of certain major customers.

Transportation

  Transportation cost is a significant factor in the sale of processed scrap and limits the geographic market in which processed ferrous scrap may be sold. Processed ferrous and non-ferrous scrap is shipped by the Company to its customers by truck, rail car and barges. The Company competes for available shipping space on each of these methods of transportation. The Company has not entered into any long-term contracts for transportation and the unavailability of transportation may have a material adverse effect on the Company's business.

Competition

  The scrap market is regionally competitive both in the purchase of raw scrap and the sale of processed scrap. The Company competes for purchases of raw scrap with numerous independent recyclers as well as with smaller scrap yards. The Company's primary competition for processed scrap sales to its customers are other regional or local metals recyclers.

  The primary competitive factors in both the purchase and sale of scrap are price, shipping costs and availability. In addition, the sale of processed scrap is affected by the reliability of the metals recycler as a source of supply and the quality of its processed scrap. The Company believes that its professional management team, quality of processed scrap and emphasis on customer service enable it to compete favorably in its markets. In addition, the Company believes that its national growth strategy will increase its market exposure to large purchasers of processed scrap, thereby giving it a competitive advantage relative to independent local and regional metals recyclers.

  The Company believes that, because of the economic, environmental and zoning impediments to establishing a new metals recycling facility, few new facilities will be constructed in the foreseeable future. In addition, the Company does not believe that substitutes for processed ferrous scrap, such as pre-reduced iron pellets, will have a significant impact on the demand for ferrous scrap in the foreseeable future.

ACQUISITIONS

  The Company's growth is dependent upon future acquisitions in the metals recycling industry. The first of these acquisitions, the purchase of NRI, was completed in May 1994 and restructured in December 1994. In June 1995, the Company acquired a 20% interest in The Loef Company ("Loef") a metals recycler located in Athens, Georgia. On December 11, 1995, the Company acquired Anglo Iron & Metal, on April 15, 1996, the Company acquired Mid-America Shredding and, on August 5, 1996, the Company acquired Weissman Iron & Metal.

  The Company seeks to capitalize on the opportunity presented by the growing demand for processed ferrous scrap, the expanding markets created by the rapid proliferation of new EAF operations and the availability of metals recycling facilities. By pursuing a consolidation strategy within the metals recycling industry, the Company believes that it can significantly enhance the competitive position and profitability of the operations that it acquires through improved managerial and financial resources. The Company also believes that geographic diversity will reduce its vulnerability to the dynamics of any particular local or regional market. Furthermore, as EAF capacity and demand for processed ferrous scrap continue to increase, the Company believes that multi-regional and national EAF operators such as Nucor Corporation, Birmingham Steel Corporation and North Star Steel Co. will increasingly rely on suppliers who can provide a dependable quantity and quality of processed scrap as well as a high degree of service. The Company believes that it is the only metals recycling company pursuing a consolidation strategy on a national basis and therefore will be in an ideal position to become a preferred supplier to major EAF operators.

Identification and Acquisition of Metals Recycling Facilities

  The Company seeks to identify potential acquisition targets with: (i) dominant or strategic positions in local or regional markets; (ii) excess or underutilized capacity; (iii) the ability to supply an existing or planned metals production facility, such as an EAF; (iv) access to rail, water or interstate highway transportation systems; and (v) either operational shredding equipment, the ability to supply the Company's existing shredding equipment or adequate facilities to permit the installation of such equipment. Generally, the target should have sufficient asset value to enable the Company to obtain acquisition financing on reasonable terms and should not present the risk of significant environmental or other contingent liabilities. The Company is continuously evaluating acquisition opportunities in light of the above criteria.

  Once an acquisition candidate has been identified, the Company commences an in-depth due diligence evaluation of the target's operations, markets, profitability and environmental history. The Company's due diligence evaluation includes independent third party appraisals for both fair market and orderly liquidation values of the machinery and equipment, and Phase I and II environmental studies of the operations and facilities of the target company.

  The Company has successfully commenced its industry consolidation strategy by acquiring seven metals recycling facilities over the past 24 months. By continuing to acquire facilities that meet the Company's criteria, the Company believes that it can achieve rapid growth and expand its existing customer base.

Integration of Acquired Facilities

  An essential component of the Company's acquisition strategy is improving the operating efficiency, output and capacity of each acquired facility by targeting three phases of the Company's operations: (i) the purchase of raw scrap; (ii) the processing of raw scrap into saleable product; and (iii) the sale of processed scrap. Each acquired facility is integrated into the Company's operations through a comprehensive program that targets these operating phases through the installation of management and financial reporting systems, the implementation of expanded purchasing and marketing programs, the centralization of operating functions to achieve economies of scale, selective reductions in personnel and improved inventory and other financial controls. When necessary, the Company implements a capital improvements program to repair or replace outdated and inefficient equipment to improve the facility's scrap processing operations and processed scrap output.

  To achieve and monitor improvements in operating efficiency, the Company is developing a reporting and training program designed to integrate the typically unsophisticated management information systems of an acquired facility into the Company's operations. In order to ensure a smooth transition and maintain customer and supplier relationships, the Company generally seeks to retain the acquired facility's existing operating management.

  The Company utilizes a decentralized operating strategy that relies on local managers experienced in the day-to-day operations of a particular facility and its local markets. These managers are responsible for operating decisions such as pricing and purchasing and for the profitability and growth of that location. The Company will centralize certain administrative, equipment acquisition, personnel and benefits functions at its corporate headquarters to reduce overhead, eliminate redundant activities and personnel and increase financial controls. The Company believes that, over the long term, such centralization will result in reductions in administrative overhead and the ability to reduce the cost of equipment and replacement parts.

SOURCE AND AVAILABILITY OF RAW MATERIALS

          Raw scrap metal is purchased by the ton from local sources, including industrial plants, auto wreckers, demolition sites, military bases and individual collectors. Typically the Company's raw materials are acquired in the form of industrial waste steel, automobiles, structural steel from demolition sites, appliances and other goods fabricated from steel and other metals. The radius of the Company's supply area is approximately 100-150 miles from each facility. The Company operates its own fleet of heavy trucks which collect most of the purchased scrap materials from industrial sources and auto wreckers.

          Industrial and governmental sources of supply are pursuant to long term contracts obtained through competitive bidding. Retail sources of supply are paid spot prices for their obsolete items at the Company's facilities. The Company employs a full time buyer at each facility to manage existing and secure new industrial and governmental supply accounts.

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

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

  In the course of processing ferrous and non-ferrous metals, the Company inspects all inbound material several times prior to and during processing to screen out matter that may be considered "hazardous materials" under various environmental laws. Such materials may be contained in unprocessed items such as automobile bodies, light fixtures, construction debris, industrial machinery and other items manufactured or fabricated primarily out of ferrous or non-ferrous metals that are acquired and processed by the Company through its shredder operations (the "feed stream"). While the Company screens the feed stream for hazardous materials and rejects high-risk items such as transformers and batteries, certain items in the feed stream may inadvertently contain hazardous materials that end up in shredder fluff, the by-product of shredder operation. The Company disposes shredder-fluff at municipal or private landfills on a truckload basis. Such disposal is not pursuant to long-term contracts. To avoid classification as a hazardous waste, shredder fluff must pass toxic leaching tests under certain environmental laws. Because of the Company's screening of the feed stream and periodic independent testing of the Company's facilities, it believes that the shredder fluff produced from its operations does not contain hazardous materials in excess of allowable limits and is suitable for disposal in municipal or private landfills. Changes in the environmental laws or testing methods with respect to shredder fluff, however, may change the classification and availability of suitable disposal sites for shredder fluff, resulting in significant additional expense to the Company. In addition, the premises upon which shredder operations are conducted may become contaminated by hazardous materials through inadvertent spillage or improper disposal, although the Company believes that such contamination is unlikely.

  The facilities and equipment of the Company are believed to be in substantial compliance with the current requirements of all applicable environmental laws and regulations. There are no capital expenditures planned for new environmental control equipment, although changes in environmental laws may require such expenditures in the future. The Company cannot predict the amount of such expenditures, if any, to comply with future changes in environmental laws or whether such costs can be passed on to its customers through increases in the price of processed scrap. Accordingly, there can be no assurance that such costs will not have a material adverse effect on the Company.

  In addition to the costs of compliance, certain environmental laws may result in liability arising out of the past operations of the Company's facilities, whether or not such operations were lawful at the time, and create public rights of action against the Company for environmental contamination. Generally, if the Company's past or present operations cause environmental damage, the Company may be subject to fines and may be required to remediate the damage. Such costs may have a material adverse effect on the Company.

  The Company has implemented extensive procedures to ensure compliance with applicable environmental laws. These procedures include screening all raw scrap for hazardous materials prior to purchase and acceptance. Any hazardous materials found in this process, such as automobile batteries, suspected PCB contaminated transformers and equipment containing freon, are segregated and rejected. The Company refuses to accept any sealed or closed-end barrels of material which may have contained a hazardous material. In addition to the screening process, the Company retains environmental engineering firms to perform periodic independent site reviews and sampling to ensure continued operational compliance and detect any contamination that may have occurred on the Company's facilities.

  Prior to and as a condition to the consummation of any acquisition, the target company's facilities will be tested and evaluated under the American Society for Testing and Materials ("ASTM") standards for Phase I and Phase II environmental site assessments to ascertain compliance with all environmental laws and regulations. In addition, as many metals recyclers may be subject to remediation liability with respect to their current or former sites as well as off-site disposal of hazardous materials, the Company also performs an ASTM Transaction Screen Process and regulatory action review to determine the operating history of each target company and whether such companies have been or are subject to any pending regulatory action for environmental contamination.

  The Phase I and Phase II environmental evaluations performed in connection with the acquisition of the Company's Texas facilities indicated possible contamination of portions of the real property associated with such facilities. To allow sufficient time for further evaluation and the completion of any necessary remediation, the Company has subleased those portions of the real property which are free of contamination, as indicated by the environmental studies performed prior to closing, and will acquire the balance of the real property only upon completion of environmental studies and any necessary remediation. In that connection, the Company has placed the shares of Common Stock given as consideration for the Texas facilities into escrow until the resolution of all environmental issues.

  Loef, in which the Company currently has a minority interest, is a potentially responsible party with respect to two superfund sites. The Company has been indemnified by the former owners of Loef to the extent Loef's liability for such matters as well as other non-environmental matters exceeds $375,000 up to a maximum of $1 million. In addition, the real property upon which the Loef facilities are located may have been contaminated with certain hazardous materials. The former owners of Loef have agreed to pay for the remediation of the contamination to the extent remediation costs exceed $125,000 up to $400,000.

  Weissman is a potentially responsible party with respect to one superfund site. Based upon information the Company has been able to obtain from the Environmental Protection Agency and other potentially responsible parties at the site, the Company believes that its estimated cleanup liability is approximately $30,000.

  The environmental assessments performed with respect of the Company's Nevada and Missouri facilities and Weissman's Iowa facility indicated no reportable levels of contamination at these facilities.

SEASONALITY

The Company believes that its operations can be adversely affected by protracted periods of inclement weather which could reduce the volume of material processed at its facilities. In addition, periodic maintenance shutdowns by the Company's larger customers may have a temporary adverse impact on the Company's operations.

EMPLOYEES

  The Company has approximately 240 full-time employees, most of whom are employed by the Company's wholly-owned subsidiaries. Weissman has 40 employees of which 20 are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (the "UAW") under a four-year collective bargaining agreement which expires on November 30, 2000. The Company believes its relationship with its employees is good.

RECENT DEVELOPMENTS

  On December 3, 1996, The Loef Company filed for Chapter 11 Bankruptcy. The Company subsequently wrote off the value of the Company's investment of $277,000 in The Loef Company as of September 30, 1996.

  On September 30, 1996, the Company increased its secured credit facility from $10.0 million to $12.5 million.

  On September 30, 1996, the Company paid the balance of the principal plus accrued interest on its bridge indebtedness of $485,000.

  On September 25, 1996, the Company executed a non-binding letter of intent for the acquisition of Sunshine Metal Processing, Inc., a metal's recycler with operations in OpaLocka and Port Everglades, Florida ("Sunshine"). Under the terms of the letter of intent, the purchase price for the Sunshine assets is $2,500,000, payable as follows: $750,000 in cash; the assumption of $1,250,000 of debt; and the issuance of the Company's convertible preferred stock having a value of $500,000. The acquisition is subject to a number of material contingencies, including negotiation of definitive acquisition terms, obtaining sufficient financing to complete the acquisition and completion of the Company's due diligence related to the acquisition. In addition, the Company's acquisition of Sunshine is subject to satisfactory resolution of a lawsuit against Sunshine in which a third party claims to have a contract to acquire Sunshine's assets.

ITEM 2 - DESCRIPTION OF PROPERTY

  The Company's metals recycling facilities generally are comprised of administrative offices, warehouses for the storage of repair parts and certain types of raw and processed scrap, covered and open storage areas for raw and processed scrap, a machine or repair shop for the maintenance and repair of the facility's vehicles and equipment, scales for the weighing of scrap, and loading and unloading facilities. Each facility has specialized equipment for the processing of all grades of raw scrap which may include a heavy duty automotive shredder to process both ferrous and non-ferrous scrap, crane mounted alligator or stationary guillotine shears to process large pieces of heavy scrap, wire stripping and chopping equipment, baling equipment and torch cutting facilities. The Company believes its facilities are adequate for its anticipated production. The following is a summary of the processing capabilities at each of the Company's properties based on a single shift:


  Facility Location            Facility              Materials Processed                     Monthly
-------------------------       Size                 -------------------                    Shredding
                               (acres)                                                    Capacity (tons)
                               --------                                                   ---------------
  Las Vegas, Nevada               13           Ferrous and non-ferrous scrap, paper           5,000
  Brownsville, Texas               7           Ferrous and non-ferrous scrap                   (1)

  Harlingen, Texas                 7           Ferrous and non-ferrous scrap                  6,500

  McAllen, Texas                   1           Ferrous and non-ferrous scrap                   (1)
  San Juan, Texas                  8           Ferrous and non-ferrous scrap                   (1)

  Ste. Genevieve, Missouri        32           Ferrous and non-ferrous scrap                  5,000
  Waterloo, Iowa(2)               34           Ferrous and non-ferrous scrap, paper           5,000
                                 ---                                                         ------
  Totals                         102                                                         21,500


__________

(1) The Company's four Texas facilities are an integrated operation serving the markets of southern Texas and northern Mexico. All shredding of raw scrap purchased by these facilities occurs at the Harlingen, Texas location.

(2) Subject to a deed of trust granted to the former owner of Weissman to secure the Company's guarantee the $1.5 million value of the 363,636 shares of Common Stock issued in connection with the acquisition of Weissman. See Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources.

     Due to the nature of the items handled by the Company and the operation of shredding equipment, each of the Company's facilities maintains a comprehensive maintenance program. To reduce costs, each facility has its own maintenance and repair personnel. The Company also has the ability to fabricate certain parts of its operating equipment tailored to meet the needs of a particular facility.

     Periodically, the Company may be required to shut down its shredding operations for maintenance. If these shutdowns occur for an extended period of time, they may have an adverse impact on the Company's operations.

     The Company leases approximately 3,350 square feet of office space in Englewood, Colorado as its corporate office. The Company's lease expires on June 30, 2000. Terms of the lease call for the Company to pay a base rent, plus additional pro rata occupancy costs such as building operating costs, taxes and utilities. Average total rents for the remaining term of the lease will be $13.50 per square foot per year.

ITEM 3 - LEGAL PROCEEDINGS

     The Company is not currently a party to any material litigation and is not aware of any threatened litigation that could have a material adverse effect on the Company's business, operating results or financial condition.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No such matters were required to be submitted to a vote during the fourth fiscal quarter ended September 30, 1996.

                                       PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The Common Stock has been listed on the Nasdaq National Market System since July 18, 1996 under the symbol "RECY." Prior to its approval for listing on the Nasdaq National Market, the Common Stock was quoted on the Nasdaq SmallCap Market under the symbol "RECY."

  The majority of the Company's shares are held by management and affiliates and are subject to restriction on resale. The number of unrestricted shares of Common Stock is relatively low in relation to the total number of shares issued and, therefore, trading in the Common Stock is limited. As a result, the Company believes that historical market quotations for the Common Stock are not a reliable indicator of value. The quotations provided below are the high and low reported sales prices for the quarters indicated as reported on the OTCBB and the Nasdaq SmallCap Market and have been adjusted to reflect the Company's one-for-five reverse stock split effective June 27, 1995.


                                                 COMMON STOCK
                                               ---------------
                                                 HIGH    LOW
                                                -----   -----
Fiscal 1995:
  First Quarter . . . . . . . . . . . . .       $8.13   $2.00
  Second Quarter. . . . . . . . . . . . .        4.20    2.20
  Third Quarter . . . . . . . . . . . . .        5.63    2.50
  Fourth Quarter. . . . . . . . . . . . .        5.38    3.88
Fiscal 1996:
  First Quarter . . . . . . . . . . . . .       $4.88   $2.88
  Second Quarter. . . . . . . . . . . . .        7.00    3.50
  Third Quarter . . . . . . . . . . . . .        5.63    4.25
  Fourth Quarter. . . . . . . . . . . . .        5.00    3.00

  The last reported sale price of the Common Stock as quoted on the Nasdaq National Market System on December 31, 1996 was $1.43 per share. As of September 30, 1996, there were approximately 600 record holders of Common Stock and, based upon the information available to it, the Company believes there are approximately 2,000 beneficial owners of its Common Stock.

  The Company has never paid cash dividends on its Common Stock and has no present intention to pay any cash dividends on its Common Stock for the foreseeable future. Instead, the Company intends to retain its earnings, if any, to support the growth and future development of its business and for general corporate purposes. The payment of any future dividends will be at the discretion of the Company's Board of Directors and will be dependent upon the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends and other factors that the Board of Directors deems relevant.

SALES OF UNREGISTERED SECURITIES DURING THE YEAR ENDED SEPTEMBER 30, 1996.

  In connection with the Company's acquisition of its southern Texas facilities, on December 1, 1995, the Company issued 227,693 shares of Common Stock valued at $925,000 to Anglo Metal, Inc., in partial payment of the purchase price for that acquisition. In addition, in connection with the equipment financing for the acquisition, the Company issued to Ally Capital Corporation a warrant to acquire up to 53,600 shares of Common Stock at an exercise price of $5.00 per share.

  During December 1995 and January 1996, the Company borrowed
$1,500,000 of bridge financing and issued to the bridge lenders Series I warrants to acquire 359,250 shares of Common Stock at a purchase price of $1.50 per share, exercisable through the end of a three-year period commencing on the effective date of a registration statement covering the shares issuable upon their exercise. On June 30, 1996, the series holders of 188,050 Series I warrants exchanged their warrants for 148,560 shares of Common Stock, representing an effective exercise price of $.60 per share.

  In December 1995, the holders of the Company's then outstanding
Series C and Series E warrants agreed to amend the terms of these warrants and related registration rights, and to sell a specified percentage of the shares of Common Stock acquired by them in the February 1995 and May 1995 private placements, discussed above, to the Company for $3.40 per share. To evidence the amended terms of the Series C and Series E warrants, the Company issued to each of the holders of such warrants Series G warrants to replace all outstanding Series C and Series E warrants.

  From January 17, 1996 through January 31, 1996, the Company conducted a private placement through First Equity Capital Securities, Inc. as Placement Agent, of units consisting of 2,000 shares of Common Stock and Series J warrants to purchase 1,000 shares of Common Stock at an exercise price of $7.50 per share, at an offering price of $5,500 per unit. Pursuant to this private placement, the Company sold 1,364,156 shares of Common Stock and 682,079 warrants, including units issued upon the conversion of certain bridge financing, to 60 accredited investors. In connection with the private placement, the Company issued to First Equity Capital Securities, Inc. and certain selected dealers, 65,445 Placement Agent's Warrants, each to acquire two shares of Common Stock and one Series H Warrant at an exercise price of $2.75. Each Series H Warrant entitles the holder to acquire one share of Common Stock at an exercise price of $7.50 per share.

  From February 15, 1996 through April 8, 1996, the Company conducted a private placement through First Equity Capital Securities, Inc. as Placement Agent, of units consisting of 2,000 shares of Common Stock and Series J warrants to purchase 1,000 shares of Common Stock at an exercise price of $7.50 per share, at an offering price or $5,500 per unit. Pursuant to this private placement, the Company sold 90,000 shares and 45,000 warrants to nine accredited investors. In connection with the private placement, the Company issued to First Equity Capital Securities, Inc. and certain selected dealers, 4,500 Placement Agent's Warrants, each to acquire two shares of Common Stock and one Series H Warrant at an exercise price of $2.75. Each Series H Warrant entitles the holder to acquire one share of Common Stock at an exercise price of $7.50 per share.

ITEM 6 - SELECTED FINANCIAL DATA

     The following table sets forth the Selected Consolidated Financial Data for the Company for each of the five years ended September 30, 1996, and is based on the audited Consolidated Financial Statements of the Company and its subsidiaries. Such data should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto incorporated into, this report in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations. Due to a change in the Company's equity percentage ownership in ERS Somerset from

75% to 25% during fiscal year-end 1993 and the resulting change in status in reporting entity from consolidated basis to cost method, all financial statements, prior to 1993 have been restated. The earnings per share numbers set forth below have been adjusted to reflect the Company's one-for-five reverse stock split effective June 27, 1995.


                                                    FISCAL YEAR ENDED SEPTEMBER 30,
                                        -----------------------------------------------------------
                                                                                       PRO FORMA(2)               PRO FORMA(2)
                                                                                       ------------               ------------
                                        1992(1)      1993(1)      1994(1)     1995(3)      1995        1996(3)        1996
                                        -------      -------    ---------   ---------   ----------     --------      -------
                                             (Amounts in 000's except per share, shipments and average stock price amounts)
STATEMENT OF OPERATIONS DATA(1):
Revenues..........................       $  -0-       $  -0-     $  4,831   $  13,853    $  52,222     $ 27,623      $ 47,258
Cost of sales.....................          -0-          -0-        4,110      10,869       40,138       25,654        37,886
Cost of brokerage.................          -0-          -0-          -0-         -0-        3,075          936         4,310
                                         ------       ------     --------   ---------    ---------     --------      --------
  Gross profit....................          -0-          -0-          721       2,984        9,009        1,033         5,062
Selling and administrative
  expenses........................        2,951        2,335        1,660       2,279        4,016        3,323         4,728
  Loss from joint ventures and
    equity investee...............          462          467          -0-         -0-          -0-          -0-           -0-
                                         ------       ------     --------   ---------    ---------     --------      --------
Income (loss) from operations.....       (3,413)      (2,802)        (939)        705        4,993       (2,290)          334
  Interest expense................         (114)        (156)        (203)       (407)      (1,354)        (732)       (1,346)
                                         ------       ------     --------   ---------    ---------     --------      --------
  Income (loss) before income
    taxes.........................       (3,527)      (2,958)      (1,142)        298        3,639       (3,022)       (1,012)
  Income tax provision (benefit)..          -0-          -0-          -0-        (711)        (338)           9           237
                                         ------       ------     --------   ---------    ---------     --------      --------
Income (loss) from continuing
  operations, net of income
  taxes...........................      $(3,527)     $(2,958)     $(1,142)    $ 1,009     $  3,977     $ (3,031)     $ (1,249)
                                         ------       ------     --------   ---------    ---------     --------      --------
                                         ------       ------     --------   ---------    ---------     --------      --------
Income (loss) per share from
  continuing operations, net
  of income taxes.................      $ (1.73)     $ (1.24)    $  (0.46)    $  0.17      $  0.59      $  (.30)      $  (.12)
                                         ------       ------     --------   ---------    ---------     --------      --------
                                         ------       ------     --------   ---------    ---------     --------      --------
Net income (loss) after
  extraordinary item and income
  taxes...........................      $(1,147)     $(2,483)     $  (924)   $  1,815     $  4,783     $ (2,961)    $  (1,179)
                                         ------       ------     --------   ---------    ---------     --------      --------
                                         ------       ------     --------   ---------    ---------     --------      --------
Net income (loss) per share.......      $ (0.56)    $  (1.04)    $  (0.37)    $  0.30      $  0.71      $  (.29)      $  (.11)
                                         ------       ------     --------   ---------    ---------     --------      --------
                                         ------       ------     --------   ---------    ---------     --------      --------
Weighted average shares
  outstanding....................         2,043        2,377        2,505       6,100        6,691       10,212        10,212
                                         ------       ------     --------   ---------    ---------     --------      --------
                                         ------       ------     --------   ---------    ---------     --------      --------

BALANCE SHEET DATA:
  Working capital (deficit).......      $(2,721)     $(3,853)    $ (4,175)     $  376           NA     $  1,597            NA
  Property and equipment..........           43           30        6,590       6,686           NA       20,492            NA
  Total assets....................        1,865        1,147        9,618      10,297           NA       34,855            NA
  Total liabilities...............        2,801        3,853        6,852       3,843           NA       19,192            NA
  Stockholders' equity (deficit)..         (936)      (2,706)       2,766       6,454           NA       14,163            NA

OPERATING AND OTHER DATA:
Shipments:
  Ferrous (tons)..................          -0-          -0-       24,600      57,100      228,500      141,731       234,810
  Non-ferrous (pounds)............          -0-          -0-    3,676,300   8,805,600   33,729,071   18,564,412    30,271,946
Average Selling Price(4):
  Ferrous (per ton)...............           NA           NA      $   100      $  120       $  135     $    122        $  124
Net Cash Flow From:
  Operating activities............      $(1,613)     $  (118)     $  (862)     $  113           NA     $ (1,549)           NA
  Investing activities............       (1,526)        (617)        (255)       (926)          NA      (12,964)           NA
  Financing activities............        3,125          735        1,232         882           NA       15,779            NA

EBITDA(6).........................      $(2,979)     $(2,445)     $  (547)     $1,489       $6,308     $ (1,023)       $1,702

------------
(1) Prior to May 1994, the Company was engaged in the development of the MSW Technology. For comparative purposes, financial data prior to 1994 reflects the Company's efforts to develop such technology. The Company's current operations commenced in May 1994 with the acquisition of NRI. The financial information for fiscal 1994 reflects five months of operating results of NRI. The financial information for fiscal 1995 reflects 12 months of operating results of NRI and reflects the efforts of the Company to acquire other metals recycling facilities.
(2) The pro-forma data gives effect to the acquisitions of Anglo Iron & Metal (December 1995), Mid-America Shredding (April 1996) and Weissman (August
     1996) as if each had occurred at the beginning of the periods presented.
     In addition, the pro forma information is based upon available information and certain assumptions and adjustments.
(3) The historical operating results for the year ended September 30, 1996 are not comparable to those of the corresponding period ended September 30, 1995 due to the acquisitions of Anglo Iron & Metal that occurred in December 1995 and Mid-America Shredding that occurred in April 1996 and Weissman that occurred on August 1996.
(4) Average selling price for non-ferrous scrap is not meaningful as there are significant differences in the price per pound of the various component non-ferrous metals (e.g., aluminum, copper, brass) produced by the Company.
(5) EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") represents operating income plus depreciation and amortization. The Company has included EBITDA (which is not a measure of financial performance under generally accepted accounting principles) because it understands such data is used by certain investors to determine the Company's ability to service its indebtedness. EBITDA is not a substitute for income from continuing operations, net income or cash flows presentation under generally accepted accounting principles.



ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere herein.

OVERVIEW

The Company is a full-service metals recycler primarily engaged in the collection and processing of various ferrous and non-ferrous metals for resale to domestic and foreign steel producers and other metal producers and processors. Prior to May 1994, the Company was a development stage enterprise engaged in the development of the MSW Technology. Although the Company has not obtained a permit or constructed a facility utilizing the MSW Technology, the Company is pursuing the licensing or sale of this technology to third parties.

The Company's current operations commenced in May 1994 with the acquisition of NRI. Since that time, the Company has experienced significant growth from the acquisition of other metals recycling facilities. On June 30, 1995, the Company acquired a 20% interest in a metals recycling facility located in Georgia. On December 11, 1995, the Company acquired Anglo Iron & Metal, on April 15, 1996, the Company acquired Mid-America Shredding and, on August 5, 1996, the Company acquired Weissman Iron & Metal. These acquisitions, except for the minority interest in the Georgia facility, are accounted for under the purchase method for business combinations and, accordingly, the results of operations for such acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company's historical results of operations for the periods presented are not directly comparable.

The Company believes these acquisitions will have a positive impact on its future results of operations, and accordingly believes that the Company's historical results should be considered in conjunction with the pro forma results. Additionally, neither the historical nor the pro forma results of operations fully reflect the operating efficiencies and improvements that are expected to be achieved by integrating the acquired businesses into the Company's operations.

RESULTS OF OPERATIONS

The Company's operating results depend in large part on its ability to effectively manage the purchase, processing and sale of scrap metals. The demand for processed ferrous and non-ferrous scrap is subject to general economic, industry and market-specific conditions beyond the Company's control which may result in periodic fluctuations in the sales prices of the Company's products. The Company seeks to maintain its operating margins by adjusting the purchase price for raw ferrous and non-ferrous scrap in response to such fluctuations, subject to local market conditions. Although the Company is unable to hedge against changes in market prices, it seeks to minimize this risk by maintaining low inventory levels of raw and processed scrap.

FISCAL YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994

The results of operations for the years ended September 30, 1996, 1995 and 1994 have been driven primarily by the Company's acquisition activity. Prior to the Company's acquisition of its Nevada facility in May 1994, the Company was a development stage enterprise without revenues. Subsequent to the acquisition of the Nevada facility in fiscal 1994, the results of operations reflect the implementation of the Company's current metals recycling acquisition and operation strategy.

REVENUES. For the year ended September 30, 1996, the Company had revenues of $27.6 million compared to $13.9 million for the year ended September 30, 1995 and $4.8 million for the year ended September 30, 1994, which reflected only five months of operations of the Nevada facility. For the year ended
September 30, 1996, the increase in revenues was a result of the acquisitions of Anglo Iron & Metal, Mid-America Shredding and Weissman. For the year ended September 30, 1995, the increase in revenues was due primarily to the inclusion of a full year's results of operations of the Nevada facility, as well as generally higher demand and market prices for scrap metal.

For the year ended September 30, 1996, the average sales price per ton of prepared ferrous scrap was $122, a 1.7% increase compared to $120 per ton for the year ended September 30, 1995. For the year ended September 30, 1996, the average sales price for non-ferrous scrap was $.47 per pound, representing a 27% decrease compared to $.64 per pound for the year ended September 30, 1995.

COST OF SALES. For the year ended September 30, 1996, the Company incurred cost of sales of $25.7 million compared to $10.9 million for the year ended September 30, 1995 and $4.1 million for the year ended September 30, 1994. The increased cost of sales for the year ended September 30, 1996 was a result of the acquisition of Anglo Iron & Metal, Mid-America Shredding and Weissman. The increased cost of sales for the year ended September 30, 1995 was due to the full year of operations of the Nevada facility compared to the five months of operations for the year ended September 30, 1994. Cost of sales increased to 92.9% of total revenues for the year ended September 30, 1996 from 78.5% of total revenues for the year ended September 30, 1995.
This increase in cost of sales as a percentage of total revenues was caused by lower selling prices and increased cost of raw materials. These factors caused gross profit to decrease to $1.0 million for the year ended September 30, 1996 from $3.0 million for the year ended September 30, 1995. Cost of sales decreased to 78.5% of total revenues for the year ended September 30, 1995 from 85.1% of total revenues for the year ended September 30, 1994.
This decrease in cost of sales as a percentage of revenues was caused by an increase in the sales price of ferrous and non-ferrous scrap as well as by the substantial increases in paper selling prices without proportional increases in the Company's raw scrap and paper acquisition costs. The Company's increased production volume in 1995 also contributed to improved gross margins, as fixed production costs were spread over a larger volume of processed scrap. As a result of these factors, gross profit increased to $3.0 million for the year ended September 30, 1995 from $721,000 for the year ended September 30, 1994.

For the year ended September 30, 1996, the Company incurred cost of brokerage of $936,000 or 3.4% of total revenues.

SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses were $3.3 million, or 12.0% of revenues, for the year ended September 30, 1996 compared to $2.3 million, or 16.5% of revenues, for the year ended September 30, 1995 and $1.7 million, or 34.4% of revenues for the year ended September 30, 1994. The largest components of the increase for the year ended September 30, 1996 compared to 1995 were salary and related expenses, which rose $710,000 and selling and administration expenses from the operations of Anglo Iron & Metal, Mid-America Shredding and Weissman. For the year ended September 30, 1995 compared to 1994, the largest component of the increase was salary and related expenses, which rose $417,000 due to increased staffing at the corporate level and to the additional seven months of personnel costs at the Nevada facility.

INTEREST EXPENSE. For the year ended September 30, 1996, the Company had interest expense of $732,000 compared to $407,000 and $203,000 for the years ended September 30, 1995 and 1994 respectively. The increase in 1996 was due primarily to additional debt incurred to finance the purchase of Anglo Iron & Metal in December 1995, Mid-America Shredding in April 1996 and Weissman in August 1996. The increase in 1995 was caused by a full year of interest expense related to debt incurred in conjunction with the acquisition of the Nevada facility.

INCOME TAX PROVISION (BENEFIT). The Company has generated a net loss carryforward totaling approximately $8,300,000, which expires at various amounts and dates through the year 2011, due to operating losses incurred prior to but not including fiscal 1995 and in fiscal 1996. During fiscal 1995, management determined that $800,000 of the net operating loss carryforward was more likely than not to be used in the near future due to taxable income anticipated to be generated through the May 10, 1994 acquisition of the Company's Nevada facility. Therefore, a net deferred tax asset of $800,000, net of a $242,000 valuation allowance and a benefit from income taxes of $711,000 was recorded in fiscal 1995.

In fiscal 1996, the Company's Nevada facility, Anglo Iron & Metal acquired in December 1995 and its Mid-America Shredding acquired in April 1996 had operating losses aggregating approximately $1,262,000. In October 1996 management began to implement certain cost cutting strategies, the most significant of which is the planned reduction of its labor force and related payroll costs which is expected to provide an approximate $1.2 to $1.6 million reduction in labor costs and, as a result, improve the profitability of these operations. In August 1996, the Company acquired Weissman which is anticipated to generate taxable income in future periods. As a result of these factors, which are anticipated to result in the generation of net income, management has determined that the $800,000 deferred tax asset recognized in 1995 and in 1996 is more likely than not to be used in the near future. The aggregate future taxable income required to utilize the deferred tax asset recognized is approximately $2,400,000. As a result of a full year of income from the Weissman acquisition and the reduction of labor costs, management is projecting achieving this taxable income level in fiscal 1997. As a result, a net deferred tax asset of $800,000, net of a $1,170,000 valuation allowance and a provision for state income taxes of $9,000 was recorded in fiscal 1996. No benefit for income taxes was recognized for the year ended September 30, 1994.

INCOME (LOSS) FROM CONTINUING OPERATIONS, NET OF INCOME TAXES. For the year ended September 30, 1996, the Company had a loss from continuing operations, net of income taxes of approximately $3,031,000, or $(.30) per share, compared to income of $1.0 million, or $.17 per share, and a loss of $1.1 million, or $(.46) per share, for the years ended September 30, 1995 and 1994, respectively. The principal reasons for the decrease were increased cost of sales, lower selling prices resulting in reduced revenues and increased interest expense due to additional borrowings related to the acquisition of additional facilities. The significant increase in profit in 1995 is the result of the Company's acquisition of its Nevada facility in May 1994.

NET INCOME (LOSS). For the year ended September 30, 1996, the Company generated a net loss of $2,961,000, or $(.29) per share, compared to net income of $1.8 million, or $.30 per share, for the year ended September 30, 1995, and a net loss of $924,000, or $(.37) per share, for the year ended September 30, 1994.

PRO FORMA COMBINED RESULTS OF OPERATIONS

     The Company's pro forma combined operating results reflect the acquisitions of Anglo Iron & Metal, Mid-America Shredding and Weissman as if each had occurred at the beginning of each period presented. The pro forma combined operating results for the year ended September 30, 1996 include the operating results of the Company, Anglo Iron & Metal, Mid-America Shredding and Weissman for such period. The pro forma operating results for the year ended September 30, 1995 include the year ended September 30, 1995 for the Company and the year ended December 31, 1995 for Anglo Iron & Metal, Mid-America Shredding and Weissman. Adjustments to the pro forma combined operating results include changes in depreciation and amortization to reflect the new cost basis of assets acquired; changes to selling and administrative expenses to remove non-recurring salaries and benefits to officers and stockholders; changes in interest expense to reflect debt incurred in financing the acquisitions; and changes to the provision for income taxes to reflect the utilization of the Company's net operating loss carryforward and a provision for state income taxes. No adjustments have been made to reflect synergies or operating efficiencies. The pro forma operating results are not necessarily indicative of the actual results which would have been reported had the Company owned Anglo Iron & Metal, Mid-America Shredding and Weissman in the periods presented.

FISCAL YEARS ENDED SEPTEMBER 30, 1996 AND 1995

     REVENUES. For the year ended September 30, 1996, pro forma revenues were $47.3 million. Of such revenues, the Company generated $27.6 million, Anglo Iron & Metal generated $2.8 million, Mid-America Shredding generated $1.2 million and Weissman generated $15.7 million. For the year ended September 30, 1995, pro forma revenues for the Company were $52.2 million, of which the Company generated $13.8 million, Anglo Iron & Metal generated $15.3 million, Mid-America Shredding generated $3.9 million and Weissman generated $19.2 million.

     COST OF SALES. For the year ended September 30, 1996, pro forma cost of sales were $37.9 million, or 80.2% of pro forma total revenues, of which the Company contributed $25.7 million, Anglo Iron & Metal contributed $2.1 million, Mid-America Shredding contributed $1.2 million and Weissman contributed $8.9 million. For the year ended September 30, 1996, pro forma cost of brokerage was $4.3 million, or 9.1% of pro forma total revenues, of which the Company contributed $936,000 and Weissman contributed $3.4 million. For the year ended September 30, 1996, gross profit was $5.1 million and the gross margin was 10.7% on a pro forma basis.

     For the year ended September 30, 1995, pro forma cost of sales was $40.1 million, or 76.9% of pro forma total revenues, of which the Company contributed $10.9 million, Anglo Iron & Metal contributed $13.5 million, Mid-America Shredding contributed $3.5 million and Weissman contributed $12.2 million.
For the year ended September 30, 1995, pro forma cost of brokerage for the Company was $3.1 million, or 5.9% of pro forma total revenues, of which Anglo Iron & Metal contributed $181,000 and Weissman contributed $2.9 million. For the year ended September 30, 1995, gross profit was $9.0 million and the gross margin was 17.2% on a pro forma basis.

     SELLING AND ADMINISTRATIVE EXPENSES. For the year ended September 30, 1996, pro forma selling and administrative expenses were $4.7 million, or 10.0% of pro forma revenues. During the year ended September 30, 1996, the Company contributed $3.3 million, Anglo Iron & Metal contributed $275,000, Mid-America Shredding contributed $75,000 and Weissman contributed $999,000 to pro forma selling and administrative expenses.

For the year ended September 30, 1995, pro forma selling and administrative expenses were $4.0 million, or 7.7% of pro forma revenues. During the year ended September 30, 1995, the Company contributed $2.3 million, Anglo Iron & Metal contributed $732,000, Mid-America Shredding contributed $277,000 and Weissman contributed $728,000 to pro forma selling and administrative expenses.

     INTEREST EXPENSE. For the year ended September 30, 1996, pro forma interest expense for the Company was $1.3 million. For the year ended September 30, 1995, pro forma interest expense for the Company was $1.4 million.

     INCOME TAX PROVISION (BENEFIT). For the year ended September 30, 1996, the Company recognized a $237,000 provision for income taxes on a pro forma basis. For the 12 months ended September 30, 1995, the Company recognized a $338,000 benefit from income taxes on a pro forma basis.

     INCOME FROM CONTINUING OPERATIONS, NET OF INCOME TAXES. Pro forma loss from continuing operations, net of income taxes was $1,249,000, or $.12 per share, for the year ended September 30, 1996. Pro forma income from continuing operations, net of income taxes was $4.0 million, or $.59 per share, for the year ended September 30, 1995.

     NET INCOME. Pro forma net loss for the Company was $1,179,000, or $.11 per share, for the year ended September 30, 1996. Pro forma net income for the Company was $4.8 million, or $.71 per share, for the year ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

As the Company's business has grown, overall cash requirements for internal growth and acquisitions have been met through a combination of a public offering of the Company's Common Stock in July 1996, private placements of debt and equity securities, equipment and receivables financing and cash flow from operations. Since commencement of its metals recycling operations in May 1994 through September 1996, the Company has raised net cash proceeds of $19.2 million through the sale of its equity securities. Through June 1995, the Company was also funded in part by $887,000 of borrowings from First Dominion Holdings, Inc., a company controlled by the Company's Chairman and Chief Executive Officer ("First Dominion"), all of which has been repaid. At September 30, 1996, the Company had $19.2 million of liabilities and $15.8 million of debt outstanding, of which $3.8 million is due in the next 12 months.

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

On June 30, 1995, the Company acquired a 20% interest in a Georgia metals recycling facility through its investment in The Loef Company ("Loef"). This investment has been valued at $277,000, the amount of costs incurred by the Company in pursuing its acquisition of Loef. The Company's ownership interest in Loef was to be reduced to 15% if the Company did not invest an additional $200,000 in Loef by June 30, 1996. The Company did not make this payment and, pending the receipt of information regarding the current operations and financial performance of Loef, the Company has taken the position that its interest was not reduced to 15% on June 30, 1996. On December 3, 1996 Loef declared Chapter 11 bankruptcy to reorganize the business. The Company decided to write off the $277,000 investment in Loef as of September 30, 1996.

On December 11, 1995, the Company acquired its southern Texas facilities by acquiring substantially all of the assets of Anglo Metals, Inc., d/b/a/ Anglo Iron & Metal, for $6.1 million. The purchase price was paid as follows: (i) $2.1 million in cash; (ii) $1.9 million note which is to be paid in ten monthly installments of $181,000 beginning in February 1996; (iii) a $446,000 secured promissory note bearing interest at 8% and payable in 60 monthly installments of $9,000; (iv) a $750,000 unsecured promissory note and non-compete agreement payable in 72 consecutive installments of $10,400; and
(v) 227,693 shares of Common Stock, valued at $925,000.

On April 15, 1996, the Company acquired its Missouri facility by acquiring substantially all of the assets of Mid-America Shredding, Inc., d/b/a/ Mid-America Shredding, for $1.9 million. The purchase consideration consisted of cash of $708,000 and assumed debt of $1.2 million.

On June 20, 1996, the Company secured $4.0 million in inventory and receivables financing from Coast Business Credit, an asset-based lender specializing in inventory and receivables financing. In connection with the Weissman acquisition, the credit facility was increased to $10.0 million on August 15, 1996, and on September 30, 1996 was increased to $12.5 million.

     On July 17, 1996, the Company completed a public offering of its Common Stock, receiving net proceeds, after deducting underwriting discounts and offering expenses of $14.0 million (the "Public Offering"). These proceeds were used as follows: $5.2 million to pay a portion of the cash purchase price for Weissman on August 5, 1996; $5.5 million to repurchase 1,380,585 shares of Common Stock; $2.4 million to redeem all of the Company's outstanding Series A Convertible Preferred Stock and repurchase 120,000 shares of Common Stock on August 15, 1996. The remaining proceeds of approximately $900,000 were used for general corporate purposes.

     On August 5, 1996, the Company acquired Weissman for a total purchase price of $12.0 million. The purchase price was paid as follows: (i) 363,636 shares of Common Stock valued at $1.5 million; (ii) $5.8 million from the proceeds of the Public Offering and the Company's operating cash; (iii) a $3.5 million term loan bearing interest at prime plus 2.25%, payable in 60 monthly installments of $58,333 and; (iv) approximately $1.2 million of revolving credit borrowings. Under the terms of a Share Price Guaranty Agreement ("the Agreement") the Company has agreed to guaranty the $1.5 million value of 363,636 shares ("the Guaranteed Shares"). The Agreement grants the seller and its assign, Weissman Financial, (Collectively "Weissman Financial") registration rights effective for three years. If at any time during the three year period commencing on the effective date of the registration statement, Weissman Financial sells the 363,636 shares of common stock at less than the guaranteed amount, the Company is required to pay to the seller any shortfall in cash. In addition, Weissman Financial has the right in his sole discretion to require the Company, at any time during the two year period commencing November 30, 1997, to repurchase the Guaranteed Shares for $1.5 million. As a result of this Agreement to purchase the Guaranteed Shares upon the Weissman Financial's request, the $1.5 million value of the Guaranteed Shares has been recorded as temporary equity.

     On August 15, 1996, the Company redeemed all of its outstanding Series A Convertible Preferred Stock and repurchased 120,000 shares of Common Stock for $2.4 million. This transaction was funded through the proceeds of the Public Offering.

     On September 30, 1996, the Company paid the balance of the principal plus accrued interest on its bridge indebtedness of $485,000.

For the year ended September 30, 1996, net cash used by operations was $1,549,000. During this period, the Company generated a net loss of $2,961,000, which included a write-off of its investment in Loef of $277,000, depreciation and amortization of $1,197,000 and an extraordinary gain of $70,000. Increases in accounts receivable, prepaid expenses and other current assets amounted to $2,443,000, offset by a decrease in inventory of $657,000 and an increase in accounts payable and accrued expenses of $1,771,000. Accounts receivable and accounts payable increases were primarily related to the acquisitions of the Texas facilities acquired on December 11, 1995 and the Missouri facility acquired on April 15, 1996. The Company did not acquire the accounts receivable or accounts payable of the Texas and Missouri facilities and as a result the sales and purchases of these facilities subsequent to acquisition were the primary reason for the increase in accounts receivable and accounts payable.

For the year ended September 30, 1996, the Company used net cash in investing activities of $12,964,000 compared to $926,000 for the year ended September 30, 1995. Such amounts primarily related to acquisition costs and goodwill as well as additions of capital equipment.

The Company had a positive net worth of approximately $14.1 million at September 30, 1996, compared to $6.5 million at September 30, 1995 and $2.8 million at September 30, 1994. This improvement in net worth is due to issuance of $8.6 million (net of redemptions of $8.1 million) of Common Stock during the year ended September 30, 1996, the conversion of $1.1 million of bridge loan debt to equity, and the issuance of $925,000 of Common Stock in connection with the acquisition of the southern Texas facilities.

Working capital at September 30, 1996 was $1.6 million as compared to $376,000 of working capital at September 30, 1995. As of September 30, 1994, the Company had a working capital deficit of $4.2 million. The increase in working capital at September 30, 1996 is due primarily to the increase in accounts receivable and inventory of the Texas, Missouri and Iowa facilities and the increase in cash from the public offering. The improvements in working capital from fiscal 1994 to fiscal 1995 reflects the increase in cash provided by a full year in operations of the Nevada facility, the restructuring of long-term debt and the additional equity raised from the issuance of Common Stock during fiscal 1995.

The planned capital expenditures over the next 12 months for the Company's existing facilities are estimated to be $800,000. Included in this amount are capital improvements for the Company's shredders and materials handling equipment designed to increase capacity and improve operating efficiencies.

     The Company believes that the cash flow from operations and availability under various credit facilities will be sufficient to meet its currently anticipated working capital and capital expenditure needs for existing operations for at least 12 to 24 months. The Company may, however, need to raise additional capital to fund the acquisition and integration of additional metals recycling businesses which is an integral component of the Company's strategy. The Company may raise such funds through warrant exercises, bank financings or public or private offerings of its securities. There can be no assurance that the Company will be able to secure such additional financing. If the Company is not successful in securing such financing, the Company's ability to pursue its acquisition strategy may be impaired and the results of operations for future periods may be adversely affected.

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


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Reference is made to the information set forth on pages F-1 through F-46.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

CHANGE IN INDEPENDENT ACCOUNTANTS

  The Company engaged BDO Seidman, LLP on March 25, 1996, to serve as its independent auditors, replacing AJ. Robbins, P.C., who was dismissed as the Company's independent auditors on March 25, 1996. This change in independent auditors was recommended by the audit committee of the Company's Board of Directors and approved by the Company's Board of Directors. During the past two fiscal years through March 25, 1996, AJ. Robbins, P.C.'s report on the financial statements of the Company neither contained any adverse opinion or disclaimer of opinion nor was qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements between the Company and AJ. Robbins, P.C. on any matters of accounting principles or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of

                                   PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


    The following table lists the officers and directors of the Company, their age and their respective positions and titles.

Name                  Age   Position(s)
-------------------   ---   -----------------------------------------------
Thomas J. Wiens        44   Chairman of the Board, Chief Executive Officer
Michael I. Price       55   Director, Chief Operating Officer, President
Brian L. Klemsz        37   Director, Chief Financial Officer, Treasurer
Rebekah L. Coe         34   Director of Corporate Development, Secretary
John E. McKibben       56   Vice President - Administration
Jerome B. Misukanis    53   Director (1)
Graydon H. Neher       47   Director (1)
Barry D. Plost         50   Director (1)
------------
(1)  Member of the Audit Committee.

    Each director is elected to hold office until the next annual meeting of stockholders, or until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors.

Certain information concerning the directors, executive officers and certain key employees of the Company are set forth below:

     THOMAS J. WIENS. Mr. Wiens has served as Chairman of the Board and Chief Executive Officer of the Company since its inception. Mr. Wiens has served as President of First Dominion Holdings, Inc. since 1987. Prior to founding the Company, Mr. Wiens was involved in various entrepreneurial pursuits including banking, communications, insurance and retail. Mr. Wiens has over ten years of experience in the recycling industry. Mr. Wiens received a BA in Political Science from American University and a MDIV from Yale University. Mr. Wiens serves on the Board of Advisors of the Yale Divinity School and on the boards of directors of various charitable organizations.

     MICHAEL I. PRICE. Mr. Price has served as President of the Company since March 1996 and as Chief Operating Officer since March 1994. Mr. Price was elected to the Board of Directors of the Company in March 1994. Prior to joining the Company, Mr. Price was President of Recovermat Technologies, Inc., a solid waste technology company, from 1992 to 1994. Previously, Mr. Price served in various capacities in his 29 years in the metals recycling industry with Joseph Smith & Sons, Inc. and The David J. Joseph Company. Mr. Price received a BSIE from the General Motors Institute and completed an Executive MBA program at Indiana University. Mr. Price is a director of ERS Industries, Inc., a railroad supply company.

     BRIAN L. KLEMSZ. Mr. Klemsz has served as a Director, Chief Financial Officer and Treasurer since August 1996. Prior to joining the Company, Mr. Klemsz served in various management positions for eight years with Advanced Energy Industries, Inc., a provider of power conversion and control equipment for the semiconductor and optical coating industries. Mr. Klemsz has over 15 years of experience in operations management, management information systems and finance. Mr. Klemsz received a BS in Business Administration from the University of Colorado, a MS in Finance from Colorado State University and a MS in Accounting from Colorado State University. Mr. Klemsz is a Certified Public Accountant and is Certified in Production and Inventory Management by the American Production and Inventory Control Society.

     REBEKAH L. COE. Ms. Coe has served as Director of Corporate Development for the Company since August 1995 and Secretary since December 1995. Prior to joining the Company, Ms. Coe was Executive Director of Alpine Mutual Fund Trust Receivership, a mutual fund company, from 1992 to 1995. Prior to 1992, Ms. Coe served as Controller and General Business Manager for Production Geophysical Services, a public oil and gas company. Ms. Coe has over 10 years of experience in finance and accounting. Ms. Coe received her BBA degree in accounting from Abilene Christian University.

     JOHN E. MCKIBBEN. Mr. McKibben has served as Vice President-Administration of the Company since October 1996. Prior to joining the Company, Mr. McKibben was Vice President-Administration of National Material Trading, a division of National Material L.P. and a major broker of scrap iron and steel and importer of iron substitutes for scrap from July 1993 to October 1996. Previously, Mr. McKibben served in various executive capacities in his over 30 years in the metals recycling industry with Antrim Metals Recycling, Inc., and the David J. Joseph Company. Mr. McKibben received his BS degree in Industrial Management from the University of Cincinnati.

     JEROME B. MISUKANIS. Mr. Misukanis has served as a member of the Company's Board of Directors since March 1994 and served as Treasurer and Chief Financial Officer from February 1996 to August 1996. Since 1991 Mr. Misukanis has been a principal of Misukanis and Dodge, P.A., CPA, a public accounting firm. Mr. Misukanis has worked in the recycling industry for 12 years. Mr. Misukanis received a BA in accounting from the University of St. Thomas and graduated from the Harvard Business School's Executive Management Program. Mr. Misukanis also attended the William Mitchell College of Law. Mr. Misukanis is a Certified Public Accountant.

     GRAYDON H. NEHER. Mr. Neher was elected to the Board of Directors in June 1995. Mr. Neher has been President and a director of Chemco, Inc., a privately-held oil and gas company since 1980. Mr. Neher is a director of Compa Food Ministry, a non-profit food bank. Mr. Neher received a BA degree from the University of Puget Sound.

     BARRY D. PLOST. Mr. Plost was elected to the Board of Directors of the Company in December 1995. Mr. Plost has served as Chairman, President and Chief Executive Officer of SeraCare, Inc., a group of plasma collection centers, since February 1996. Previously, Mr. Plost was with David Barrett, Inc., a management consulting firm, from 1994 to 1996. Mr. Plost was President and Chief Executive Officer of Country Wide Transportation Services, Inc., a transportation and distribution company from 1991 to 1994. Mr. Plost is a director of Care Concepts, Inc. Mr. Plost received a BA in Political Science from the University of Illinois and an MBA from Loyola University.

     The Company's operating management is comprised of the following individuals:

     RONALD W. KRALOVETZ. Mr. Kralovetz, age 56, has served as the General Manager of the Company's four southern Texas facilities since February 1996. Prior to joining the Company, Mr. Kralovetz was a General Superintendent for Midwest Steel Co., Inc., a dismantling company, from prior to 1991 to 1996. Mr. Kralovetz began his career in the metals recycling business over 25 years ago as a Plant Manager with Luria Brothers Co., Inc.

     PETER F. PRINZ. Mr. Prinz, age 49, has served as Vice President and General Manager of the Company's Missouri facility since May 1996. Prior to joining the Company, Mr. Prinz was President of Hawco Manufacturing Company of Baton Rouge, LA, a manufacturer of equipment for the metals recycling, dredging and mining industries. Mr. Prinz was also employed by The David Joseph Company, Inc. from 1982 to 1989 manager of their Newport, Kentucky metals recycling plant. Mr. Prinz received a BS in Mechanical Engineering from the University of Wisconsin.

     CHARLES N. RUTH. Mr. Ruth, age 66, has served as Plant Engineer for the Company's Nevada facility since January 1996. Prior to joining the Company, Mr. Ruth was Plant Engineer at Joseph Smith & Sons, Inc., from prior to 1991 to 1996. Mr. Ruth has over 20 years of experience in the metals recycling business, including engineering management at Luria Brothers Co., Inc. and Vulcan Materials Company. Mr. Ruth received a BS in Mechanical Engineering from Texas Tech University and is a registered professional mechanical engineer.

     As the Company expands, it will hire additional qualified individuals with industry experience to manage the different segments of its operations. In connection with any future acquisitions, the Company anticipates retaining the principals of the acquired company to facilitate integration of the acquired operations into its consolidated group.

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

     Based solely upon a review of the copies of such forms it has received and representations from the Reporting Persons; RII believes all Reporting Persons have compiled with the applicable filing requirements, except that the Form 3 for an event occurring on August 26, 1996 concerning the appointment of Brian L. Klemsz as chief financial officer and a director which was inadvertently filed late on September 11, 1996.

ITEM 11 - EXECUTIVE COMPENSATION

     The following table sets forth a summary of the compensation paid to the current executive officers listed in Item 10 above for each of the last three fiscal years.


SUMMARY COMPENSATION TABLE


                                       ANNUAL COMPENSATION             LONG-TERM COMPENSATION
                                 ------------------------------   ------------------------------------
      NAME AND                   FISCAL                           OTHER ANNUAL          SECURITIES
PRINCIPAL POSITION                YEAR           SALARY           COMPENSATION      UNDERLYING OPTIONS
------------------               ------          ------           ------------      ------------------
Thomas J. Wiens                   1996           $222,000                 -0-            -0-
Chief Executive                   1995           $205,000          $1,257,197(1)         -0-
Officer and                       1994            147,000(1)              -0-            -0-
Chairman of the
Board of Directors

Michael I. Price                  1996           $210,000                 -0-            -0-
Chief Operating Officer           1995           $142,500                 -0-          150,000(2)
and President                     1994            112,000(3)              -0-          150,000



------------
(1) Although accrued, the Company did not pay any cash compensation to Mr. Wiens during fiscal 1994. During fiscal 1995, the unpaid 1994 salary of $147,000 was forgiven by Mr. Wiens along with the transfer of certain technology to the Company in exchange for the right to acquire shares of the Company's Common Stock, which right was exercised on August 8, 1995. The amount reported as "Other Annual Compensation" represents the difference between the purchase price of the Common Stock under such right and the market value of the Common Stock on August 8, 1995 related to the forgiven salary. See "Certain Transactions."
(2) Represents the repricing of the option granted to Mr. Price in fiscal 1994. See "Certain Transactions."
(3)  Paid during fiscal 1995.

    STOCK OPTION EXERCISES DURING THE FISCAL YEAR ENDED SEPTEMBER 30, 1996,
             OUTSTANDING GRANTS AND GAINS AS OF SEPTEMBER 30, 1996

  The following table shows stock options exercised by named executive officers during the fiscal year ended September 30, 1996. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of September 30, 1996 and the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the price of the Common Stock at September 30, 1996.

                                                   NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                                                  UNDERLYING UNEXERCISED        IN-THE-MONEY OPTIONS
                    SHARES ACQUIRED    VALUE     OPTIONS AT FISCAL YEAR END      AT FISCAL YEAR END
NAME                 UPON EXERCISE    REALIZED   EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
----                ---------------   --------   --------------------------   -------------------------
Thomas J. Wiens           --             --               --                             --
Michael I. Price          --             --            150,000/0                      277,500/0

Stock Performance Graph

The following graph compares the cumulative total return of the Company's Common Stock during the four year period for which the Company's Common Stock has been publicly traded beginning September 30, 1992 and ending September 30, 1996, with the NASDAQ CRSP Index for US Companies (the "NASDAQ CRSP") and a peer group of other public companies that are in similar businesses as the Company (the "Recycling Industry Peer Group"). Each index assumes the investment of $100 at the close of trading on September 30, 1992 and the investment of dividends.

    Measurement         RECY      NASDAQ CRSP     Recycling Industry
Period (Fiscal Year                                   Peer Group
     Covered)

       1992            100.00       100.00                100.00
       1993             25.00       130.98                111.64
       1994             28.57       132.05                 98.44
       1995             22.17       182.39                123.20
       1996             15.71       216.44                116.23

The Company's Common Stock has been listed on the NASDAQ National Market System since July 18, 1996 under the symbol "RECY." Prior to its approval for listing on the NASDAQ National Market, the Common Stock was quoted on the NASDAQ SmallCap Market under the symbol "RECY."

Historically the majority of the Company's shares have been held by management. The number of unrestricted shares of Common Stock has historically been relatively low in relation to the total number of shares issued and, therefore, trading in the Common Stock has been limited. As a result, the Company believes the historical market quotations for the Common Stock are not a reliable indicator of value.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of December 31, 1996, the Company had only one class of outstanding voting securities, its Common Stock, $.001 par value. The following table sets forth information as of December 31, 1996, with respect to the beneficial ownership of the Common Stock for all persons who own more than five percent of the Common Stock. The following shareholders have sole voting and investment power with respect to the shares, unless it has been indicated otherwise:


                                  AMOUNT AND
                                  NATURE OF
                                  BENEFICIAL                PERCENT OF
NAME OF BENEFICIAL OWNER          OWNERSHIP                    CLASS
------------------------        --------------           ------------------
Stanley Becker                     694,536(1)                    4.9%
55 East End Avenue, #7A
New York, New York  10028

Caside Associates                  841,990(2)                    6.0%
373 North Main St.
Fall River, MA  02720

CERTAIN DIRECTORS AND
EXECUTIVE OFFICERS (3)

Thomas J. Wiens                  2,284,103(4)                   16.6%
Michael I. Price                   154,000(5)                    1.1%
Jerome B. Misukanis                 18,000(6)                     .1%
Graydon H. Neher                    28,000(7)                     .2%
Barry D. Plost                      14,000(8)                     .1%
Directors and Executive
 Officers as a group             2,498,103                      17.9%

------------
(1)  Includes 297,659 shares underlying common stock purchase warrants.
(2) Includes 210,000 shares underlying common stock purchase warrants. The shares held by Caside Associates may be deemed to be beneficially owned by the partners of Caside Associates, who are John Silvia Jr., Louis G. Carreiro, Joseph L. Vinagro, Ronald Rapoza, Dwight D. Silvia, Louis Goncalo, Patricia Mello, Ilene Hayes and Recycling Associates Trust.
(3) The business address of all directors and executive officers is 384 Inverness Drive South, Suite 211, Englewood, Colorado 80112.
(4) Includes 1,664 shares owned by Real Heroes, Inc., a non-profit corporation controlled by Thomas J. Wiens, and 227,414 shares owned by First Dominion, a corporation controlled by Thomas J. Wiens.
(5)  Includes 150,000 shares underlying options.
(6)  Includes 12,000 shares underlying options.
(7)  Includes 12,000 shares underlying common stock purchase warrants.
(8)  Includes 6,000 shares underlying common stock purchase warrants.

ITEM 13 -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

                                     PART IV


ITEM 14 -- EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Financial Statements:

      Reports' of Independent Accountants

      Consolidated Balance Sheets as of September 30, 1996 and 1995.

      Consolidated Statements of Operations for the years ended September 30, 1996, 1995 and 1994.

      Consolidated Statements of Stockholders' Equity for the years ended September 30, 1996, 1995 and 1994.

      Consolidated Statements of Cash Flows for the years ended September 30, 1996, 1995 and 1994.

      Summary of Accounting Policies

      Notes to Consolidated Financial Statements


Exhibits:

Exhibit
Number    Description
-------   -----------

3.1 Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

3.2 Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

4.1       Form of Common Stock Certificate, incorporated by reference to Exhibit
          4.1 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

4.3       Form of Series G Warrant Agreement, incorporated by reference to
          Exhibit 4.3 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

4.4 Form of Series G Registration Rights Agreement, incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

4.5       Form of Series I Warrant Agreement, incorporated by reference to
          Exhibit 4.5 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

4.6       Form of Series J Warrant Agreement, incorporated by reference to
          Exhibit 4.6 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

4.7 Form of Series J Registration Rights Agreement, incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

4.8 Form of 1996 Placement Agents Warrant Agreement, incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

4.12 Form of 1996 Placement Agents Registration Rights Agreement, incorporated by reference to Exhibit 4.12 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

10.1      Agreements Related to the Acquisition of Nevada Recycling, Inc.:

10.1.1 Bill of Sale and Assumption Agreement dated April 30, 1994 between Nevada Recycling Corporation and Nevada Recycling, Inc., incorporated by reference to Exhibit (d)(1) to the Company's Current Report on Form 8-K filed May 12, 1994, reporting an event of May 10, 1994, Commission file No. 0-20179;

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

10.3.2 ACI Option Agreement dated February 28, 1995 by and between Recycling Industries, Inc., Ralph Paglieri, Peter Lukesch and Scott Fischer, incorporated by reference to Exhibit 10.3.2 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

10.3.3 Option Agreement by and between Thomas J. Wiens, Ralph Paglieri, Peter Lukesch and Scott Fischer, incorporated by reference to
          Exhibit 10.3.3 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

10.3.4 Pledge and Hypothecation Agreement by and among Recycling Industries, Inc., Nevada Recycling Corporation, Ralph Paglieri, Peter Lukesch and Scott Fischer, incorporated by reference to
          Exhibit 10.3.4 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

10.4 Warrant Solicitation Agreement between First Equity Capital Securities, Inc. and Recycling Industries, Inc., incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

10.5 Placement Agency Agreement dated February 1, 1995 between First Equity Capital Securities, Inc. and Recycling Industries, Inc., incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

10.6 Placement Agency Agreement dated June 6, 1995 between First Equity Capital Securities, Inc. and Recycling Industries, Inc., incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

10.7 Placement Agency Agreement dated January 17, 1996 between First Equity Capital Securities, Inc. and Recycling Industries, Inc., incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

10.8 Amended and Restated Stock Acquisition Agreement dated July 10, 1995 by and among Recycling Industries, Inc., Thomas J. Wiens and First Dominion Holdings, Inc., incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

10.9      Agreements related to the Acquisition of Anglo Iron & Metal

10.10.1 Asset Purchase Agreement dated December 1, 1995 by and among Recycling Industries of Texas, Inc., Recycling Industries, Inc., Anglo Metal, Inc. d/b/a Anglo Iron & Metal and Robert C. Rome, incorporated by reference to the Company's current report on Form 8-K reporting an event of December 11, 1995, as Amended April 15, 1996 on Form 8-K/A, Commission File No. 0-20179.

10.10.2 First Addendum dated December 11, 1995 to the Asset Purchase Agreement dated December 1, 1995 by and among Recycling Industries of Texas, Inc., Recycling Industries, Inc., Anglo Metal, Inc. d/b/a Anglo Iron & Metal and Robert C. Rome, incorporated by reference to the Company's current report on Form 8-K reporting an event of December 11, 1995, as Amended April 15, 1996 on Form 8-K/A, Commission File No. 0-20179.

10.10.3 Inventory Purchase Agreement dated December 11, 1995 by and between Recycling Industries of Texas, Inc. and Anglo Metal, Inc. d/b/a Anglo Iron & Metal, incorporated by reference to the Company's current report on Form 8-K reporting an event of December 11, 1995, as Amended April 15, 1996 on Form 8-K/A, Commission File No. 0-20179.

10.10.4 Consulting and Non-Compete Agreement dated December 11, 1995 by and between Recycling Industries of Texas, Inc. and Robert C. Rome, incorporated by reference to the Company's current report on Form 8-K reporting an event of December 11, 1995, as Amended April 15, 1996 on Form 8-K/A, Commission File No. 0-20179.

10.10.5 Real Estate Purchase Contract dated December 11, 1995 by and between Recycling Industries of Texas, Inc. and Anglo Metal, Inc. d/b/a Anglo Iron & Metal, incorporated by reference to the Company's current report on Form 8-K reporting an event of December 11, 1995, as Amended April 15, 1996 on Form 8-K/A, Commission File No. 0-20179.

10.10.6 Form of Proposed Remediation Escrow Agreement by and between Recycling Industries of Texas, Inc., Recycling Industries, Inc., Anglo Metal, Inc. d/b/a Anglo Iron & Metal, incorporated by reference to the Company's current report on Form 8-K reporting an event of December 11, 1995, as Amended April 15, 1996 on Form 8-K/A, Commission File No. 0-20179.

10.10.7 Escrow Agreement dated December 11, 1995 by and between Recycling Industries of Texas, Inc., Recycling Industries, Inc., Anglo Metal, Inc. d/b/a Anglo Iron & Metal, Robert C. Rome and Stewart Title of Hidalgo County, Inc., incorporated by reference to the Company's current report on Form 8-K reporting an event of December 11, 1995, as Amended April 15, 1996 on Form 8-K/A, Commission File No. 0-20179.

10.10.8 Master Lease Agreement dated December 12, 1995 by and among Ally Capital Corporation as lessor and Recycling Industries of Texas, Inc. and Recycling Industries, Inc. as co-lessees, incorporated by reference to the Company's current report on Form 8-K reporting an event of December 11, 1995, as Amended April 15, 1996 on Form 8-K/A, Commission File No. 0-20179.

10.10.9   Equipment Schedule to the Master Lease Agreement dated
          December 12, 1995 by and among Ally Capital Corporation as lessor and Recycling Industries of Texas, Inc. and Recycling Industries, Inc. as co-lessees, incorporated by reference to the Company's current report on Form 8-K reporting an event of December 11, 1995, as Amended April 15, 1996 on Form 8-K/A, Commission File No. 0-20179.

10.11     Agreements Related to the Acquisition of Mid-America Shredding, Inc.:

10.11.1 Asset Purchase Agreement dated February 16, 1996 by and among Recycling Industries of Missouri, Inc., Recycling Industries, Inc., Mid-America Shredding, Inc. and Linda Lawton incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K reporting an event of April 15, 1996, Commission File No. 0-20179.

10.11.2 Assumption Without Release and Modification Agreement, dated April 15, 1996, by and among Mid-America Shredding, Inc., Recycling Industries of Missouri, Inc., Recycling Industries, Inc., Linda F. Lawton, Personal Representative of the Estate of Robert L. Lawton, Deceased and Linda Lawton incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K reporting an event of April 15, 1996, Commission File No. 0-20179.

10.11.3 Security Agreement, dated April 15, 1996, between Recycling Industries of Missouri, Inc. and Southwest Bank of St. Louis incorporated by reference to Exhibit 10.3 to the Company's current report on Form 8-K reporting an event of April 15, 1996, Commission File No. 0-20179.

10.11.4 Continuing Unlimited Guaranty Agreement dated April 15, 1996, between Recycling Industries, Inc. and Southwest Bank of St. Louis incorporated by reference to Exhibit 10.4 to the Company's current report on Form 8-K reporting an event of April 15, 1996, Commission File No. 0-20179.

10.11.5   Loan Agreement dated April 8, 1992, between Mid-America
          Shredding, Inc. and Southwest Bank of St. Louis incorporated by reference to Exhibit 10.5 to the Company's current report on Form 8-K reporting an event of April 15, 1996, Commission File No. 0-20179.

10.11.6 Promissory Note dated February 8, 1996, between Mid-America Shredding, Inc. and Southwest Bank, Inc. incorporated by reference to Exhibit 10.6 to the Company's current report Form 8-K reporting an event of April 15, 1996, Commission File No. 0-20179.

10.12     Agreements Related to the Acquisition of Weissman Industries, Inc.:

10.12.1   Stock Purchase Agreement Dated July 1, 1996 by and among
          Wesley J. Weissman, Walt Weissman, Wayne Weissman, Nancy Sarles, Recycling Industries of Iowa, Inc., and Recycling Industries, Inc, incorporated by reference to Exhibit 10.12.1 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

10.12.2 Letter of Intent with Coast Business Credit, incorporated by reference to Exhibit 10.12.2 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

10.12.3 Letter Agreement dated July 17, 1996, amending Exhibit 10.12.1, incorporated by reference to Exhibit 10.12.3 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

10.13 Form of Share Repurchase Offer and Agreement, incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

10.14 Form of Series I Warrant Exchange Offer and Agreement, incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

10.15 Amended Form of Share Repurchase Offer and Agreement, incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

10.16 Form of Series J Extension Offer and Modification Agreement, incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

10.17 Loan and Security Agreement dated June 14, 1996 by and among Recycling Industries, Inc., Nevada Recycling, Inc., Recycling Industries of Texas, Inc., Recycling Industries of Missouri, Inc. and Coast Business Credit, incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

18.1 Letter from AJ. Robbins, P.C. dated April 11, 1996, addressed to the Securities and Exchange Commission, incorporated by reference to the Company's Current Report on Form 8-K/A reporting an event of March 25, 1996, Commission File No. 0-20179.

21.1 List of the subsidiaries of Recycling Industries, Inc. incorporated by reference to Exhibit 21.1 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

27        Financial Data Schedule.*

--------------
*    Filed herewith

                                    SIGNATURE


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   RECYCLING INDUSTRIES, INC.


Date: January 14, 1997                By:  /s/ Thomas J. Wiens
                                      -----------------------------------------
                                      Thomas J. Wiens, Chairman and CEO



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons on behalf of the registrant and on the capacities and on the dates indicated.


Date: January 14, 1997                By:  /s/ Thomas J. Wiens
                                      -----------------------------------------
                                      Thomas J. Wiens, Principal Executive
                                      Officer, Director



Date: January 14, 1997                By:  /s/ Brian L. Klemsz
                                      -----------------------------------------
                                      Brian L. Klemsz, Principal Financial
                                      Officer, Director



Date: January 14, 1997                By:  /s/ Michael I. Price
                                      -----------------------------------------
                                      Michael I. Price, Director



Date: January 14, 1997                By:  /s/ Jerome B. Misukanis
                                      -----------------------------------------
                                      Jerome B. Misukanis, Director



Date: January 14, 1997                By:  /s/ Graydon H. Neher
                                      -----------------------------------------
                                      Graydon H. Neher, Director




Date: January __, 1997                By:
                                      -----------------------------------------
                                      Barry L. Plost, Director

                                               RECYCLING INDUSTRIES, INC.
                                                         AND SUBSIDIARIES

                                                                CONTENTS

  Report of Independent Certified Public Accountants              F- 2
  Report of Independent Certified Public Accountants              F- 3
  Report of Independent Certified Public Accountants              F- 4
  Financial Statements:
    Consolidated Balance Sheets                            F- 5 - F- 7
    Consolidated Statements of Operations                  F- 8 - F- 9
    Consolidated Statement of Stockholders' Equity         F-10 - F-11
    Consolidated Statements of Cash Flows                  F-12 - F-13
  Summary of Accounting Policies                           F-14 - F-18
  Notes to Consolidated Financial Statements               F-19 - F-46

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Recycling Industries, Inc.
Englewood, Colorado

We have audited the accompanying consolidated balance sheets of Recycling Industries, Inc. and subsidiaries as of September 30, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of a subsidiary, which statements reflect total assets of $8,290,000 as of September 30, 1996, and total revenues of $11,310,000 for the year then ended. Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiary, is based solely on the report of the other auditor.

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

In our opinion, based on our audits and the report of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Recycling Industries, Inc. and subsidiaries as of September 30, 1996 and 1995 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

                                       BDO Seidman, LLP

Denver, Colorado
December 13, 1996

                                 [Letterhead]



                            INDEPENDENT AUDITORS' REPORT


TO THE BOARD OF DIRECTORS
NR HOLDINGS, INC.
LAS VEGAS, NEVADA


We have audited the accompanying consolidated balance sheet of NR Holdings, Inc. and Subsidiary as of September 30, 1996 and the related statements of operations and accumulated deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NR Holdings, Inc. and Subsidiary as of September 30, 1996 and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                              /s/ AJ. Robbins, PC.


DENVER, COLORADO
OCTOBER 18, 1996

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors
Recycling Industries, Inc.
Denver, Colorado

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of Recycling Industries, Inc. (formerly Environmental Recovery Systems, Inc.) and subsidiaries for the year ended September 30, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Recycling Industries, Inc. and subsidiaries for the year ended September 30, 1994, in conformity with generally accepted accounting principles.

                                 AJ. Robbins, PC.
                                 Certified Public Accountants and Consultants

Denver, Colorado
November 3, 1995

                                                     RECYCLING INDUSTRIES, INC.
                                                               AND SUBSIDIARIES

                                                    CONSOLIDATED BALANCE SHEETS


September 30,                                           1996           1995
                                                    -------------  ------------

ASSETS (Notes 7 and 8)

CURRENT ASSETS:
  Cash                                              $   1,450,000  $    184,000
  Trade accounts receivable,
   less allowance for doubtful accounts
   of $10,000                                           4,379,000     1,026,000
  Accounts receivable, related party                       77,000       223,000
  Inventories (Note 2)                                  2,473,000       497,000
  Prepaid expenses                                        272,000       137,000
  Other                                                   120,000             -
                                                    -------------  ------------

Total current assets                                    8,771,000     2,067,000
                                                    -------------  ------------

PROPERTY AND EQUIPMENT, NET (Note 3)                   20,492,000     6,686,000
                                                    -------------  ------------

OTHER ASSETS:
  Deferred income taxes, net (Note 5)                     800,000       800,000
  Other assets, net (Note 4)                            4,792,000       744,000
                                                    -------------  ------------

Total other assets                                      5,592,000     1,544,000
                                                    -------------  ------------





                                                     $ 34,855,000  $ 10,297,000
                                                    -------------  ------------
                                                    -------------  ------------

                                                     RECYCLING INDUSTRIES, INC.
                                                               AND SUBSIDIARIES

                                                    CONSOLIDATED BALANCE SHEETS


See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                     RECYCLING INDUSTRIES, INC.
                                                               AND SUBSIDIARIES

                                                    CONSOLIDATED BALANCE SHEETS


September 30,                                           1996           1995
                                                    -------------  ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable                            $   2,673,000  $    655,000
  Trade accounts payable-related parties                   61,000        73,000
  Accrued liabilities:
    Payroll and other                                     500,000       107,000
    Income taxes payable (Note 5)                         107,000        86,000
    Interest                                               36,000        22,000
    Interest-related party                                 15,000         8,000
  Due to factor, related party (Note 8)                         -       197,000
  Current maturities of long-term debt (Note 7)         1,707,000       325,000
  Current maturities of long-term debt,
   related parties (Note 8)                             2,075,000       218,000
                                                    -------------  ------------
Total current liabilities                               7,174,000     1,691,000
                                                    -------------  ------------
LONG-TERM DEBT, less current maturities (Note 7)       10,067,000       173,000

LONG-TERM DEBT-RELATED PARTIES, less current
 maturities (Note 8)                                    1,951,000     1,979,000
                                                    -------------  ------------

Total liabilities                                      19,192,000     3,843,000
                                                    -------------  ------------

COMMITMENTS AND CONTINGENCIES (Note 12)

REDEEMABLE COMMON STOCK, $.001 par value, 363,636
 shares issued and outstanding (Note 1)                 1,500,000             -
                                                    -------------  ------------
STOCKHOLDERS' EQUITY  (Note 10)
 Preferred stock, no par value, 10,000,000
  shares authorized:
    Series A, none and 13,000 shares issued
     and outstanding                                            -     1,312,000
    Series B, none and 300,000 shares issued
     and outstanding                                            -       450,000
 Common stock, $.001 par value, 50,000,000
  shares authorized, 13,430,793 and 8,395,785
  shares issued and outstanding                            13,000         8,000
 Additional paid-in capital                            25,547,000    13,120,000
 Accumulated deficit                                  (11,397,000)   (8,436,000)
                                                    -------------  ------------
Total stockholders' equity                             14,163,000     6,454,000
                                                    -------------  ------------
                                                    $  34,855,000  $ 10,297,000
                                                    -------------  ------------
                                                    -------------  ------------


See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                     RECYCLING INDUSTRIES, INC.
                                                               AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS


Years Ended September 30,                 1996           1995          1994
                                      ------------   ------------   -----------
REVENUES:
  Sales (Note 6)                      $ 26,667,000   $ 13,812,000   $ 4,812,000
  Brokerage                                952,000              -             -
  Other Income                               4,000         41,000        19,000
                                      ------------   ------------   -----------
Total revenues                          27,623,000     13,853,000     4,831,000
                                      ------------   ------------   -----------
COSTS AND EXPENSES:
  Cost of sales                         24,465,000      9,156,000     3,516,000
  Cost of brokerage                        936,000              -             -
  Cost of sales, related parties         1,189,000      1,713,000       594,000
  Personnel                              1,454,000        744,000       327,000
  Professional services                    644,000        527,000       553,000
  Travel                                   106,000         39,000        60,000
  Occupancy                                 65,000         83,000        50,000
  Depreciation and amortization            283,000        258,000       258,000
  Interest                                 732,000        407,000       203,000
  Other general and administrative         771,000        628,000       204,000
  Abandonment of projects                        -              -       208,000
                                      ------------   ------------   -----------
Total costs and expenses                30,645,000     13,555,000     5,973,000
                                      ------------   ------------   -----------
Income (loss) before extraordinary
 gain                                   (3,022,000)       298,000    (1,142,000)
Extraordinary gain from settlement
 of debts (Note 11)                         70,000        806,000       218,000
                                      ------------   ------------   -----------
Income (loss) before taxes (benefit)
 on income (loss)                       (2,952,000)     1,104,000      (924,000)
Taxes (benefit) on income (loss)
 (Note 5)                                    9,000       (711,000)            -
                                      ------------   ------------   -----------
NET INCOME (LOSS)                     $ (2,961,000)  $  1,815,000   $  (924,000)
                                      ------------   ------------   -----------
                                      ------------   ------------   -----------

                                                     RECYCLING INDUSTRIES, INC.
                                                               AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF OPERATIONS


Years Ended September 30,                 1996           1995          1994
                                      ------------   ------------   -----------
PRIMARY INCOME (LOSS) PER
 COMMON SHARE
  Before extraordinary item              $    (.30)      $    .17     $    (.46)
  Extraordinary item                           .01            .13           .09
                                      ------------   ------------   -----------
  Primary net income (loss) per
   common share                          $    (.29)      $    .30     $    (.37)
                                      ------------   ------------   -----------
                                      ------------   ------------   -----------
  Weighted average number of common
   shares outstanding                   10,212,236      6,099,694     2,504,762
                                      ------------   ------------   -----------
                                      ------------   ------------   -----------
  FULLY DILUTED INCOME (LOSS)
   PER COMMON SHARE
    Before extraordinary item            $    (.30)      $    .16     $    (.43)
    Extraordinary item                         .01            .13           .08
                                      ------------   ------------   -----------
  Fully diluted net income (loss)
   per common share                      $    (.29)      $    .29     $    (.35)
                                      ------------   ------------   -----------
                                      ------------   ------------   -----------
  WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING                   10,212,236      6,351,815     2,623,069
                                      ------------   ------------   -----------
                                      ------------   ------------   -----------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                     RECYCLING INDUSTRIES, INC.
                                                               AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             ADDITIONAL            OTHER
Years Ended September 30, 1994,       PREFERRED STOCK      COMMON STOCK       PAID-IN    OPTION    EQUITY  ACCUMULATED
1995 AND 1996                        SHARES    AMOUNT     SHARES    AMOUNT    CAPITAL    TO CEO   SECURITY  (DEFICIT)      TOTAL
                                    -------- ---------- ---------- -------- ----------- -------- -------- ------------- -----------
Balance, October 1, 1993                   -   $      -  2,387,728  $ 3,000  $6,618,000   $    - $      -  $(9,327,000) $(2,706,000)
  Preferred stock issued for
   debt (Note 10)                    591,333    887,000          -        -           -        -        -            -      887,000
  Preferred stock issued for
   acquisition of NRI (Note 1)        38,000  3,612,000          -        -           -        -        -            -    3,612,000
  Common stock issued for cash             -          -     30,000        -      56,000        -        -            -       56,000
  Common stock issued for services         -          -     39,600        -     242,000        -        -            -      242,000
  Common stock issued for debt
   (Note 10)                               -          -    548,376        -   1,351,000        -        -            -    1,351,000
  Contribution to capital (Note 10)        -          -          -        -       2,000        -        -            -        2,000
  Conversion of accrued salary
   (Note 10)                               -          -          -        -           -        -  246,000            -      246,000
  Net loss                                 -          -          -        -           -        -        -     (924,000)    (924,000)
                                    -------- ---------- ---------- -------- ----------- -------- -------- ------------- -----------
Balance, September 30, 1994          629,333  4,499,000  3,005,704    3,000   8,269,000        -  246,000  (10,251,000)   2,766,000
  Redemption of preferred stock
   Series A (Note 10)                (25,000)(2,300,000)         -        -           -        -        -            -   (2,300,000)
  Redemption of preferred stock
   Series B and other equity for
   Option to CEO (Note 10)          (291,333)  (437,000)         -        -           -  683,000 (246,000)           -            -
  Common stock issued for
   acquisition of MRI (Note 1)             -          -    120,000        -   1,200,000        -        -            -    1,200,000
  Common stock issued during
   private offering, net of
   offering costs of $590,000
   (Note 10)                               -          -  3,746,400    4,000   2,778,000        -        -            -    2,782,000
  Common stock issued to retire debt       -          -    166,666        -     150,000        -        -            -      150,000
  Common stock issued for
   renegotiation of payment terms
   for a stockholder loan                  -          -     10,000        -           -        -        -            -            -
  Common stock issued for services         -          -     10,000        -      25,000        -        -            -       25,000
  Common stock issued for interest
   on bridge loans                         -          -     17,351        -      16,000        -        -            -       16,000
  Common stock issued on exercise
   of option to CEO (Note 10)              -          -  1,319,445    1,000     682,000 (683,000)       -            -            -
  Common stock rounding due to stock
   split                                   -          -        219        -           -        -        -            -            -
  Net income                               -          -          -        -           -        -        -    1,815,000    1,815,000
                                    -------- ---------- ---------- -------- ----------- -------- -------- ------------- -----------

                                                                           F-10

                                                     RECYCLING INDUSTRIES, INC.
                                                               AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                             ADDITIONAL            OTHER
Years Ended September 30, 1994,       PREFERRED STOCK      COMMON STOCK       PAID-IN    OPTION    EQUITY  ACCUMULATED
1995 AND 1996                        SHARES    AMOUNT     SHARES    AMOUNT    CAPITAL    TO CEO   SECURITY  (DEFICIT)      TOTAL
                                    -------- ---------- ---------- -------- ----------- -------- -------- ------------- -----------
Balance, September 30, 1995          313,000  1,762,000  8,395,785    8,000  13,120,000        -        -   (8,436,000)   6,454,000
  Common stock issued for
   acquisition of Anglo (Note 1)           -          -    227,693        -     925,000        -        -            -      925,000
  Conversion of preferred stock
   series B (Note 10)               (300,000)  (450,000)    12,000        -     450,000        -        -            -            -
  Common stock issued in private
   offering, net of offering costs
   of $548,000 (Note 10)                   -          -  1,070,636    1,000   2,395,000        -        -            -    2,396,000
  Conversion of bridge loans
   (Note 10)                               -          -    413,523        -   1,138,000        -        -            -    1,138,000
  Exercise of options and warrants         -          -    816,822    1,000     314,000        -        -            -      315,000
  Common stock issued in public
   offering, net of offering costs
   of $2,510,000 (Note 10)                 -          -  3,994,652    4,000  13,964,000        -        -            -   13,968,000
  Redemption of common stock               -          -     (6,933)       -    (150,000)       -        -            -     (150,000)
  Redemption of common stock and
   preferred stock Series A
   (Note 10)                         (13,000)(1,312,000)  (120,000)       -  (1,088,000)       -        -            -   (2,400,000)
  Redemption of common stock
   (Note 10)                               -          - (1,373,385)  (1,000) (5,521,000)       -        -            -   (5,522,000)
  Net loss                                 -          -          -        -           -        -        -   (2,961,000)  (2,961,000)
                                    -------- ---------- ---------- -------- ----------- -------- -------- ------------- -----------
Balance, September 30, 1996                - $        - 13,430,793 $ 13,000 $25,547,000 $      - $      - $(11,397,000) $14,163,000
                                    -------- ---------- ---------- -------- ----------- -------- -------- ------------- -----------
                                    -------- ---------- ---------- -------- ----------- -------- -------- ------------- -----------

See accompanying summary of accounting policies and notes to consolidated financial statements.

                                                                           F-11

                                                     RECYCLING INDUSTRIES, INC.
                                                               AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH

Years Ended September 30,                                    1996        1995        1994
-------------------------                                    ----        ----        ----
Operating activities:
           Net income (loss)                             $(2,961,000)  $1,815,000  $(924,000)
           Adjustments to reconcile net income (loss)
            to net cash provided (used) in operating
            activities:
            Depreciation and amortization                  1,197,000      784,000    392,000
            Write-off of Loef                                277,000            -          -
            Extraordinary gain from settlement of debts      (70,000)    (806,000)  (218,000)
            Write-off acquisition costs                       23,000            -     72,000
            Issuance of stock for services                         -       25,000    244,000
            Deferred income taxes                                  -     (800,000)         -
            Abandonment of projects                                -            -    208,000
            Changes in assets and liabilities net of effects
             from purchases of subsidiaries:
              Trade accounts receivable                   (2,199,000)      (3,000)  (898,000)
              Inventories                                    657,000     (254,000)  (243,000)
              Prepaid expenses                              (124,000)     (26,000)  (111,000)
              Other current assets                          (120,000)      33,000    (40,000)
              Accounts payable                             1,531,000     (290,000)   506,000
              Accrued liabilities                            219,000     (451,000)   150,000
              Income taxes payable                            21,000       86,000          -
                                                        ------------    ---------   --------

Net cash provided (used) by operating activities          (1,549,000)     113,000   (862,000)
                                                        ------------    ---------   --------

INVESTING ACTIVITIES:
           Payments for purchases of subsidiaries,
            net of cash acquired                         (11,568,000)           -          -
           Additions to equipment                           (700,000)    (472,000)   (25,000)
           Additions to acquisition costs and goodwill      (861,000)    (103,000)  (319,000)
           Other assets                                       19,000            -          -
           Receivables-related party                         146,000            -          -
           Advances to related party                               -     (238,000)         -
           Acquisition of Loef                                     -     (113,000)         -
           Sale of equipment                                       -            -     48,000
           Collections on note receivable                          -            -     41,000
                                                        ------------    ---------   --------
Net cash used in investing activities                    (12,964,000)    (926,000)  (255,000)
                                                        ------------    ---------   --------

                                                     RECYCLING INDUSTRIES, INC.
                                                               AND SUBSIDIARIES


                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

INCREASE (DECREASE) IN CASH

Years Ended September 30,                                       1996        1995        1994
-------------------------                                       ----        ----        ----
FINANCING ACTIVITIES:
           Proceeds from borrowings-related parties           1,630,000      321,000    632,000
           Principal payments on borrowings-related parties  (1,692,000)    (383,000)  (152,000)
           Proceeds from borrowings                           3,573,000            -    434,000
           Principal payments on borrowings                    (459,000)  (2,756,000)  (199,000)
           Principal payments on capital leases                (266,000)     (34,000)         -
           Proceeds from line-of-credit, net                  5,012,000            -          -
           Loan fees paid                                      (429,000)           -          -
           Proceeds from (payments to) factor, net             (197,000)    (264,000)   461,000
           Proceeds from issuance of common stock            19,737,000    4,588,000     56,000
           Costs of common stock offerings                   (3,058,000)    (590,000)         -
           Redemption of stock                               (8,072,000)           -          -
                                                           ------------    ---------  ---------
Net cash provided by financing activities                    15,779,000      882,000  1,232,000
                                                           ------------    ---------  ---------

Increase in cash                                              1,266,000       69,000    115,000

Cash, beginning of year                                         184,000      115,000          -
                                                           ------------    ---------  ---------

Cash, end of year                                            $1,450,000     $184,000  $ 115,000
                                                           ------------    ---------  ---------
                                                           ------------    ---------  ---------

  SEE ACCOMPANYING SUMMARY OF ACCOUNTING POLICIES AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                     RECYCLING INDUSTRIES, INC.
                                                               AND SUBSIDIARIES


                                                 SUMMARY OF ACCOUNTING POLICIES

BUSINESS Recycling Industries, Inc., (RII or the Company, formerly known as Environmental Recovery Systems, Inc.) is a Colorado corporation formed December 1988.

                       Prior to May 1994, the Company was a development stage enterprise during which period it completed the development of technology for recycling municipal solid waste. While the Company has not obtained a permit nor constructed or operated a facility utilizing this technology, it is pursuing the license or sale of such technology. In 1994 the Company began acquiring subsidiaries with metals recycling operations (see Note 1). All revenues during 1996, 1995 and 1994 were generated by the recycling operations. On June 27, 1995 the Company changed its name to Recycling Industries, Inc.

                       In order to increase profitability from operations and maintain adequate working capital, management's plans for Fiscal 1997 encompass the following elements:

                       - Reduction of approximately 80 field employees at
                         selected locations to save operating costs of $1.2 million to $1.6 million annually.

                       - Implementation of (i) a new management information
                         system to provide material purchases and margin information on a daily basis to reduce cost of material; and (ii) a daily shipment reporting system to reduce processed material shipping delays and improve cash flow.

                       - Continue the development and analysis of capital
                         financing options to raise additional funds to supplement working capital and operating cash requirements as necessary.

                       - Selectively acquire operations which increase the
                         Company's market share and profitability without utilizing working capital from existing operations.

                       REVERSE STOCK SPLIT

                       Effective June 27, 1995, the Company completed a one-for-five reverse stock split of its $.001 par value common stock. All share and per share amounts have been retroactively restated to reflect this reverse split.


CONSOLIDATION          Subsidiaries and joint ventures in which the Company
                       exercises control through majority ownership are consolidated, and all intercompany accounts and transactions are eliminated. Non-controlled joint ventures and investments in equity investees are accounted for under the equity method of accounting, whereby the Company recorded only its proportionate share of loss in the joint ventures and equity investees. The Company currently has no active joint venture projects.

                       Nevada Recycling, Inc. (NRI), was acquired by the Company in May 1994 (see Note 1[A]) and operates a metals recycling facility in Las Vegas, Nevada, serving the Las Vegas market and steel mills located throughout the western United States.

                                                     RECYCLING INDUSTRIES, INC.
                                                               AND SUBSIDIARIES


                                                 SUMMARY OF ACCOUNTING POLICIES



                       Recycling Industries of Texas, Inc. d/b/a Anglo Iron Metal (Anglo) was formed by the Company to acquire the assets of Anglo Metals, Inc. in December 1995 (see Note 1[C]) and operates four metals recycling facilities in Brownsville, Harlingen, McAllen and San Juan, Texas, serving steel mills and markets in the Rio Grande Valley in southern Texas and northern Mexico.

                       Recycling Industries of Missouri, Inc. d/b/a
                       Mid-America Shredding (Mid-America) was formed by the Company to acquire the assets of Mid-America Shredding, Inc. in April 1996 (see Note 1[D]) and operates a metals recycling facility in Ste. Genevieve, Missouri, serving midwestern steel mills and markets along the Mississippi River.

                       Recycling Industries of Iowa, Inc. was formed by the Company to acquire the business of Weissman Iron and Metal, a division of Weissman Industries, Inc. ("Weissman"), through the purchase of all the outstanding common stock of Weissman in August 1996 (see Note 1[E]). Weissman operates a metals recycling facility in Waterloo, Iowa serving midwestern steel mills and markets.

                       The acquisitions have been accounted for under the purchase method of business combinations and, accordingly, the results of operations of the acquired businesses are included in the Company's financial statements only from the applicable date of acquisition.



RECENT ACCOUNTING      The Financial Accounting Standards Board has recently
PRONOUNCEMENTS         issued Statement of Financial Accounting Standards No.
                       123 (FAS 123), Accounting for Stock Based Compensation.
                       FAS 123 encourages the accounting for stock based employee compensation programs to be reported within the financial statements on a fair value based method. If the fair value based method is not adopted, then FAS 123 requires pro forma disclosure of net income and earnings per share as if the fair value based method had been adopted. The Company has not yet determined how FAS 123 will be implemented or its impact on the financial statements. FAS 123 is effective for transactions entered into after December 15, 1995.

                                                     RECYCLING INDUSTRIES, INC.
                                                               AND SUBSIDIARIES


                                                 SUMMARY OF ACCOUNTING POLICIES


ACQUISITIONS COSTS     The Company had capitalized acquisition costs of $38,000
                       and $61,000 at September 30, 1996 and 1995,
                       respectively, relating to active letters of intent for potential acquisitions of operating metals recycling companies. Acquisition costs are allocated to the net assets acquired if the acquisition is successful, or are charged to operations if the negotiations are discontinued. Acquisition costs of $23,000 and $72,000 were written off to operations during 1996 and 1994 for negotiations that were no longer active.


CONCENTRATION OF       Concentrations of credit risk with respect to trade
CREDIT RISK            receivables exist due to large balances with a few
                       customers. At September 30, 1996 and 1995, accounts receivable balances from significant customers were $1,825,000 and $699,000 or 41% and 65%, respectively, of the total accounts receivable balance. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains reserves for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations. Customers are located throughout the midwest and western regions of the United States and Mexico. Sales to one customer in Mexico comprised
                       15.4% of sales for the year ended September 30, 1996.
                        There were no significant sales in Mexico prior to
                       the acquisition of Anglo.

                       The Company maintains its cash in bank deposit accounts, which at times may exceed federally insured limits.



FAIR VALUE OF          The carrying amounts of cash, accounts receivable,
FINANCIAL              time deposits, accounts payable, and accrued expenses
INSTRUMENTS            approximate fair value because of the short maturity of
                       these items. The fair value of notes payable and amounts due to factor was estimated based on market values for debt with similar terms. Management believes that the fair value of that debt approximates its carrying value.


INVENTORIES            Inventories consist primarily of ferrous and non-ferrous
                       scrap metal. Inventory costs include material, labor and plant overhead. Inventory is stated at lower of average cost (first-in, first-out) or market.

                                                     RECYCLING INDUSTRIES, INC.
                                                               AND SUBSIDIARIES


                                                 SUMMARY OF ACCOUNTING POLICIES

PROPERTY AND           Property and equipment are recorded at cost. Depreciation
EQUIPMENT              and amortization expense is provided on a straight-line
                       basis using estimated useful lives of 5 to 20 years for equipment and 40 years for building and improvements. Depreciation and amortization expense of property and equipment was $873,000, $545,000 and $147,000 for the years ended September 30, 1996, 1995 and 1994, respectively. Maintenance and repairs are charged to expense as incurred and expenditures for major improvements are capitalized. When assets are retired or otherwise disposed of, the property accounts are relieved of costs and accumulated depreciation and any resulting gain or loss is credited or charged to operations.


RESEARCH AND           Costs incurred in connection with research and
DEVELOPMENT COSTS      development in relation to work undertaken on new
                       environmental technologies are charged to operations in the year incurred. No research and development costs have been incurred since 1993.

REVENUE                Sales are recorded in the period products are shipped.
RECOGNITION            Brokerage income is recorded at the time materials are
                       received by the customer.

NET INCOME (LOSS)      Primary net income (loss) per common share is computed
PER COMMON SHARE       based upon the weighted average number of common and
                       dilutive common equivalent shares outstanding during the period. Fully diluted computations assume the conversion of the Convertible Preferred Stock.

                       Dilutive common equivalent shares consist of stock options and warrants. In loss periods, dilutive common equivalent shares are excluded as the effect would be anti-dilutive.

                                                     RECYCLING INDUSTRIES, INC.
                                                               AND SUBSIDIARIES


                                                 SUMMARY OF ACCOUNTING POLICIES



TAXES ON INCOME        The Company accounts for taxes on income under Statement
                       of Financial Accounting Standards No. 109 (FAS 109),
                       Accounting for Income Taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the current period and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences.

                       At September 30, 1996 and 1995 the Company has recorded a net deferred tax asset of $800,000 primarily reflecting the benefit of net operating loss carryforwards, which expire in varying amounts between 2002 and 2011. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward periods are reduced.

                       At September 30, 1996 the Company has federal income tax loss carryforwards of approximately $8,300,000 which if not utilized to offset future taxable income, expire through 2011.

USE OF ESTIMATES       The preparation of financial statements in conformity
                       with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.


RECLASSIFICATIONS      Certain balances in the 1995 and 1994 financial
                       statements have been reclassified to conform to the 1996 presentation. The reclassifications had no effect on financial condition or results of operations.

                                                     RECYCLING INDUSTRIES, INC.
                                                               AND SUBSIDIARIES


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ACQUISITIONS        [A] On May 10, 1994, the Company acquired 100% of the
                       outstanding common stock of NRI from Nevada Recycling
                       Corporation (NRC) for 38,000 shares of the Company's
                       Series A convertible preferred stock, valued at $3,612,000. On that date NRI became a wholly-owned subsidiary of the Company.

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
                                                            -------------
                                                            -------------


                       On December 30, 1994, the Company and NRC agreed to restructure the terms of the acquisition of NRI as follows:

                       (1) NRC returned to the Company 25,000 of the 38,000 shares of Series A convertible preferred stock (see
                       Note 10).

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

                                                     RECYCLING INDUSTRIES, INC.
                                                               AND SUBSIDIARIES


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                       [B] On December 30, 1994, the Company acquired Metal Recovery, Inc. (MRI) whose sole asset is an indirect 19.6% limited partnership interest in a currently inactive partnership engaged in the business of scrap metal recovery (the Partnership). The acquisition of MRI resulted in goodwill of $22,000 which is being written off over 20 years using the straight-line method. The Company acquired MRI from its three stockholders (the ACI Principals), who also held the 13,000 shares of the Company's Series A preferred stock acquired by the ACI Principals from the stockholders of NRC in a separate transaction. The purchase price for MRI included 120,000 shares of Common Stock and the right to additional shares of Common Stock upon the satisfaction of certain conditions which have not been met. The 120,000 shares of Common Stock and 13,000 shares of Series A preferred stock are referred to as the ACI Equity Securities. The Company has agreed to assist the ACI Principals in liquidating the ACI Equity Securities for at least $2,400,000 prior to September 30, 1996 by purchasing or arranging for the sale of these securities, or including the ACI Equity Securities in a registration statement prior to September 30, 1996 (ACI Sale Obligation). The ACI Equity Securities were purchased by the Company in August 1996 following the recent public offering of the Company's Common Stock.

                       In connection with the restructuring of the acquisition of NRI, discussed

                                                     RECYCLING INDUSTRIES, INC.
                                                               AND SUBSIDIARIES


                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                       above, the Company transferred a portion of MRI's interest in the Partnership to NRC, and the ACI Principals caused the Partnership to redeem this interest for $1,170,000 in partial satisfaction of the Company's February 28, 1995 payment obligations. This amount has been treated as a loan to the Company.

                       [C] On December 11, 1995, the Company acquired substantially all of the assets and the business of Anglo Metal, Inc. dba Anglo Iron & Metal (Anglo).
                       The assets acquired from Anglo consisted of a heavy duty automotive shredder, inventories, metal shearing equipment, balers, heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The Company also purchased from Anglo certain real property, buildings and leasehold improvements used in the metal recycling business.

                       The purchase price for Anglo was $6,054,000 comprised of: $2,100,000 in cash; $1,833,000 note which is to be paid in monthly installments of approximately $181,000 beginning in February 1996; a $446,000 secured promissory note payable in 60 consecutive monthly installments of $9,000, including interest; a $750,000 unsecured note payable in 72 equal consecutive monthly installments of $10,400; and 227,693 shares of Common Stock valued at $925,000.

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

                       The Company signed a consulting and non-competition agreement with the

                                                     RECYCLING INDUSTRIES, INC.
                                                               AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                       president of Anglo. The term of the non-compete portion is for six years and is valued at $1,000,000 which will be amortized over the term of the agreement using the straight-line method. The consulting portion is for a term of six months and is payable $5,000 per month.

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

                       The purchase price of Anglo has been allocated as follows:

                       Equipment under capital lease              $  1,800,000
                       Contract to acquire land and buildings           70,000
                       Covenant not to compete                       1,000,000
                       Inventories                                   1,354,000
                       Purchase price in excess of net assets
                       acquired                                      1,830,000
                                                                  ------------
                       Total purchase price                          6,054,000

                       Notes payable                                (3,029,000)
                       Common Stock                                   (925,000)
                                                                   ------------
                       Cash paid at closing                          2,100,000
                       Capital lease obligation                     (1,800,000)
                                                                   ------------
                       Cash paid from operating capital            $   300,000
                                                                   ------------
                                                                   ------------

                                                     RECYCLING INDUSTRIES, INC.
                                                               AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                       [D] On April 15, 1996, the Company acquired substantially all of the assets (excluding cash and accounts receivable) of Mid-America Shredding, Inc.
                       The assets acquired consist of real property, buildings, a heavy duty automotive shredder, a wire chopping plant and heavy equipment and tools used in the business of recycling ferrous and non-ferrous metals. The purchase price totaled $1,918,000, settled through the assumption of outstanding bank debt of $1,210,000 and $708,000 cash paid at closing.

                       The purchase price of Mid-America has been allocated as follows:

                       Inventories                           $   55,000
                       Land                                      51,000
                       Buildings and improvements               317,000
                       Machinery and equipment                1,495,000
                                                             ----------
                       Total                                 $1,918,000
                                                             ----------
                                                             ----------


                       [E] On August 5, 1996, the Company acquired all of the outstanding common stock of Weissman.

                       The assets of Weissman consist of a heavy-duty automotive shredder, metal shearing equipment, a Coreco aluminum furnace, heavy equipment, tools and rolling stock, real property and buildings, inventories and accounts receivable used in the business of recycling ferrous and non-ferrous metals.

                       The purchase price totaled $12,072,000, settled through $1,500,000 payable in the form of 363,636 shares of the Company's common stock and $10,572,000 cash paid at closing. Under the terms of a Share Price Guaranty Agreement ("the Agreement") the
                       Company has agreed to guaranty at $1,500,000 the value of 363,636 shares ("the Guaranteed Shares"). The Agreement grants the seller registration rights effective for three years. The Company presently has on file a Registration Statement with the SEC to register the shares of stock. If at any time during the three year period commencing on the effective date of the registration statement, the seller sells the 363,636 shares of common stock at less than the guaranteed amount, the Company is required to pay to the seller any shortfall in cash.

                                                     RECYCLING INDUSTRIES, INC.
                                                               AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                       In addition, the seller has the right at his sole discretion to require the Company, at any time during the two year period commencing November 30, 1997, to repurchase the Guaranteed Shares for $1,500,000. As a result of the Company's Agreement to purchase, if requested, such shares, the amount has been recorded as temporary equity on the accompanying consolidated balance sheet. Approximately $5,839,000 of the cash portion of the purchase price was funded through the proceeds of the Public Offering and the Company's operating cash. The balance of the cash portion was financed with $1,233,000 of revolving credit borrowings and $3,500,000 of long-term debt secured by the equipment and real property acquired.

                       The purchase price of Weissman has been allocated as follows:

                       Cash                                 $    11,000
                       Prepaid expenses                          10,000
                       Accounts receivable                    1,155,000
                       Inventories                            1,224,000
                       Buildings and improvements             2,000,000
                       Automotive shredder                    2,700,000
                       Heavy equipment                        2,762,000
                       Equipment and rolling stock            1,448,000
                       Land                                   1,000,000
                       Covenant not to compete                  250,000
                       Purchase price in excess of
                       net assets acquired                      250,000
                       Accounts payable                        (546,000)
                       Accrued payroll and other               (192,000)
                                                            -----------
                       Total                                $12,072,000
                                                            -----------
                                                            -----------


                       The unaudited pro forma results of operations which follow assume that the acquisition of NRI had occurred at the beginning of 1994. For the years ended September 30, 1995 and 1996, the operations of NRI are included in the actual consolidated operations of the Company. The unaudited pro forma results of operations which follow also assume that the acquisitions of Anglo, Mid-America and Weissman had occurred at the beginning of each period presented for 1996 and 1995.

                                                     RECYCLING INDUSTRIES, INC.
                                                               AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                       Years Ended September 30,                1996          1995          1994
                       -------------------------                ----          ----          ----
                       Revenues                               $47,258,000   $52,222,000   $11,348,000
                       Income (loss) from continuing
                        operations, net of taxes               (1,249,000)    3,977,000      (857,000)
                       Net income (loss) after
                        extraordinary items and income taxes   (1,179,000)    4,783,000      (639,000)
                       Income (loss) from continuing
                        operations, net of taxes
                        per common share                             (.12)          .59          (.34)
                       Net income (loss) after
                         extraordinary items and
                         income taxes per common share             $ (.11)     $    .71      $   (.25)
                                                               -----------   ----------   -----------
                                                               -----------   ----------   -----------

2. INVENTORIES         Inventories consisted of the following:


                       September 30,                                        1996              1995
                       -------------                                        ----              ----
                       Raw materials                                     $1,302,000          $350,000
                       Finished goods                                     1,171,000           147,000
                                                                        -----------          --------
                                                                         $2,473,000          $497,000
                                                                        -----------          --------
                                                                        -----------          --------

                                                     RECYCLING INDUSTRIES, INC.
                                                               AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. PROPERTY AND        Property and equipment consisted of the following:
   EQUIPMENT

                       September 30,                   1996            1995
                       -------------                   ----            ----
                       Land                         $ 2,692,000      $1,640,000
                       Building and improvements      2,768,000         365,000
                       Heavy machinery and equipment  7,945,000       1,472,000
                       Automotive shredders           4,945,000       3,161,000
                       Assets under capital leases    1,918,000         118,000
                       Transportation equipment       1,728,000         561,000
                       Office equipment                 121,000         121,000
                                                    -----------      ----------
                       Total                         22,117,000       7,438,000

                       Less accumulated depreciation
                        and amortization              1,625,000         752,000
                                                    -----------      ----------
                                                    $20,492,000      $6,686,000
                                                    -----------      ----------
                                                    -----------      ----------

                       The capitalized cost, accumulated depreciation, and depreciation expense relating to equipment under capital lease obligations follows:

                       September 30,                   1996            1995
                       -------------                   ----            ----
                       Capitalized cost              $1,918,000        $118,000
                       Accumulated depreciation        (120,000)         (6,000)
                                                    -----------        --------
                                                     $1,798,000        $112,000
                                                     ----------        --------
                                                     ----------        --------

                       Depreciation expense           $ 109,000        $  6,000
                                                     ----------        --------
                                                     ----------        --------

                                                     RECYCLING INDUSTRIES, INC.
                                                               AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4. OTHER ASSETS        Other assets consisted of the following:



                       September 30,                     1996           1995
                       -------------                     ----           ----

                       Acquisition costs                 $   38,000     $ 61,000
                       Goodwill, net of accumulated
                        amortization of $141,000
                        and $29,000 (see Note 1)          3,016,000      188,000
                       Patent rights                         27,000       25,000
                       Engineering plans, net of
                        accumulated amortization of
                        $962,000 and $899,000               125,000      188,000
                       Other                                 32,000        5,000
                       Non-compete agreements, net of
                        accumulated amortization of
                        $147,000                          1,103,000            -
                       Land contract                         70,000            -
                       Loan fees, net of accumulated
                        amortization of $48,000             381,000            -
                       Investment in affiliate, at cost           -      277,000
                                                          ---------     --------
                                                         $4,792,000     $744,000
                                                          ---------     --------
                                                          ---------     --------


                       INVESTMENT IN AFFILIATE

                       Effective June 30, 1995 the Company acquired a 20% interest in The Loef Company, Inc. (Loef), a ferrous and non-ferrous metals recycler. In December 1996 the Company received notice that Loef has filed for bankruptcy and as of September 30, 1996 wrote off its $277,000 investment in Loef.

                                                     RECYCLING INDUSTRIES, INC.
                                                               AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5. TAXES ON INCOME     Pursuant to the terms of its acquisition of MRI, the
                       Company included a $3,500,000 capital gain realized prior to such acquisition on its consolidated 1994 tax return and utilized a portion of its net operating loss carryforward generated in prior years to offset the capital gain. Management believes its position has merit based on its interpretation of the Internal Revenue Code and an opinion by its tax counsel. However, the Company has not obtained a prior ruling from the Internal Revenue Service (IRS) and has no assurances that the IRS will concur with its interpretation. If the IRS were to successfully challenge the position taken on this issue, the Company could be required to pay approximately
                       $1,200,000 in additional income taxes plus penalties and interest and the $3,500,000 net operating loss utilized on its consolidated 1994 tax return would be available to offset future taxable income generated by the Company.

                       Under the terms of the Weissman acquisition agreement the Company has agreed to indemnify the selling shareholders of Weissman for certain tax liabilities which could result from an audit by the IRS of the final Weissman tax return.

                       During fiscal year 1996 and 1995 management determined that net operating losses generated from prior years were more likely than not to be used in the near future due to taxable income generated by acquired operations. Therefore, a net deferred tax asset of $800,000 has been recorded as of September 30, 1996 and 1995. Net operating loss carryforwards available for future use through the year 2011 were approximately $8,300,000 at September 30, 1996.

                       The components of deferred tax assets and (liabilities) are as follows:

                                                     RECYCLING INDUSTRIES, INC.
                                                               AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





                       September 30,                     1996           1995
                       -------------                     ----           ----
                       Total deferred tax assets     $ 5,978,000     $2,847,000
                       Less valuation allowance       (1,170,000)      (242,000)
                                                     -----------     ----------
                                                       4,808,000      2,605,000
                       Total deferred tax
                        (liabilities)                 (4,008,000)    (1,805,000)
                                                     -----------     ----------
                       Net deferred tax asset        $   800,000     $  800,000
                                                     -----------     ----------
                                                     -----------     ----------


                       The tax effects of temporary differences and net operating loss carryforwards that give rise to deferred tax assets and (liabilities) are as follows:

                       September 30,                     1996           1995
                       -------------                     ----           ----
                       Temporary differences:
                        Property and equipment      $(4,008,000)   $(1,805,000)
                        Net operating loss
                         carryforwards                3,474,000      2,368,000
                        Goodwill and non-compete
                         agreements                   1,918,000          5,000
                        Valuation allowance          (1,170,000)      (242,000)
                        Engineering plans               359,000        306,000
                        Alternative minimum tax
                         credits                         87,000         87,000
                        Research and development
                         costs                           85,000         78,000
                        Accrued expenses                 29,000             -
                        Inventory                        23,000             -
                        Allowance for doubtful
                         accounts                         3,000          3,000
                                                  -------------    -----------
                                                    $   800,000    $   800,000
                                                  -------------    -----------
                                                  -------------    -----------



                       Income tax expense (benefit) consisted of the following:

                                                     RECYCLING INDUSTRIES, INC.
                                                               AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                       Years Ended September 30,    1996      1995      1994
                       -------------------------    ----      ----      ----
                       Current                    $ 9,000  $  89,000    $   -
                       Deferred                         -   (800,000)       -
                                                  -------   --------    -----
                                                  $ 9,000  $(711,000)   $   -
                                                  -------   --------    -----
                                                  -------   --------    -----


                       A reconciliation of the effective tax rates to the federal statutory rate is shown below:


                       Years Ended September 30,     1996       1995      1994
                       -------------------------     ----       ----      ----
                       Federal income tax
                       (benefit) computed
                       at federal statutory
                       rates                     $(1,004,000)  $  374,000  $(314,000)
                       Capital gains- MRI                  -    1,190,000          -
                       Change in valuation
                        allowance                    928,000   (2,072,000)   480,000
                       Other                          85,000     (203,000)  (166,000)
                                                  ----------   ----------    -------
                       Taxes (benefit) on
                        income (loss)             $    9,000  $  (711,000)  $     -
                                                  ----------   ----------    -------
                                                  ----------   ----------    -------

6. MAJOR CUSTOMERS     The Company is economically dependent on major
                       customers for annual sales. Such customers comprised the following percentages of revenues:

                       Years ended September 30,    1996    1995     1994
                       -------------------------    ----    ----     ----

                       Customer A                    9.6%   37.9%    29.9%
                       Customer B                   22.5%   16.2%    19.7%
                       Customer C                    5.6%   10.8%    18.7%
                       Customer D                   15.4%      -        -

                                                     RECYCLING INDUSTRIES, INC.
                                                               AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7. LONG-TERM DEBT      September 30,                                    1996         1995
                       -------------                                    ----         ----
                       Line of credit payable to financial
                       institution; principal balance not
                       to exceed the lesser of a total of
                       $6,500,000 or the sum of advance
                       rates applied to eligible accounts
                       receivable, inventories and new
                       equipment purchases as defined in
                       the agreement; interest at prime plus
                       2.0% (10.25% at September 30, 1996)
                       payable in minimum monthly interest
                       payments of $15,000 per month; due
                       June 1999; collateralized by the
                       assets of the Company                         $5,011,000         $     -

                       Note payable to financial institution;
                       monthly payments of interest at prime
                       plus 2.25% (10.50% at September 30,
                       1996) plus principal of $58,333 except
                       during the months of December 1996
                       through February 1997 principal
                       payments of $116,667; due July 2001;
                       collateralized by certain assets of
                       the Company                                    3,383,000               -

                       14.0% capital lease obligation payable
                       $40,500 per month through February
                       2001 (a)                                       1,568,000               -

                       Note payable to financial institution;
                       monthly payments of interest at prime
                       plus 1.5% (9.75% at September 30, 1996)
                       plus principal of $10,000 through
                       October 15, 1996; thereafter monthly
                       principal payments increase to $20,500
                       plus interest; due May 2001;
                       collateralized by property and equipment;
                       guaranteed by the Company and unrelated
                       individual and estate                          1,179,000               -

                                                     RECYCLING INDUSTRIES, INC.
                                                               AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                       Other notes payable, principal payable
                       monthly in various amounts including
                       interest at 9.% to 18%, through 2001,
                       collateralized by various equipment              589,000         420,000

                       10.5% capital lease obligation payable
                       $4,000 per month through November 1997            44,000          78,000
                                                                    -----------       ---------
                                                                     11,774,000         498,000

                       Less current maturities                        1,707,000         325,000
                                                                    -----------       ---------

                       Long-term debt                               $10,067,000        $173,000
                                                                    -----------       ---------
                                                                    -----------       ---------

                       (a) The Company leases the equipment acquired from Anglo under a capital lease obligation (See Note 1[C]). In connection with the lease agreement, the Company issued a warrant to the leasing company to acquire 53,600 shares of the Company's Common Stock at $5.00 per share exercisable over a period of three years from the date of issuance. At September 30, 1996, the Company was in violation with certain covenants under the capital lease obligation. The lessor has granted the Company a waiver of lease covenant violations through October 1, 1997 and the Company anticipates negotiating with the lessor to amend the lease agreement to revise the provisions for which the Company is not in compliance.


                       The Company has a $50,000 secured line of credit which proceeds are only available to reimburse a financial institution for any draws against an irrevocable letter of credit established for the benefit of a vendor that expires December 1997.

                                                     RECYCLING INDUSTRIES, INC.
                                                               AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                       Future maturities of long-term debt and minimum lease payments under capital lease obligations are as follows:


                                                   Long-term   Capital lease
                       Years Ending September 30,    debt       obligations     Total
                       --------------------------  ---------   --------------   -----
                       1997                        $1,376,000   $  528,000    $ 1,904,000
                       1998                         1,088,000      493,000      1,581,000
                       1999                         6,070,000      486,000      6,556,000
                       2000                         1,014,000      486,000      1,500,000
                       2001                           614,000      122,000        736,000
                                                   ----------   ----------    -----------
                       Total future payments       10,162,000    2,115,000     12,277,000
                       Less amounts
                        representing interest               -      503,000        503,000
                                                   ----------   ----------    -----------
                       Present value of
                        future payments            10,162,000    1,612,000     11,774,000

                       Less current portion         1,376,000      331,000      1,707,000
                                                   ----------   ----------    -----------
                                                   $8,786,000   $1,281,000    $10,067,000
                                                   ----------   ----------    -----------
                                                   ----------   ----------    -----------

                                                     RECYCLING INDUSTRIES, INC.
                                                               AND SUBSIDIARIES

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8. NOTES PAYABLE       September 30,                        1996         1995
   AND LONG-TERM       -------------                        ----         -----
   DEBT - RELATED
   PARTY             $2,000,000 note payable to NRC (a)   $1,735,000   $1,902,000

                     $1,833,000 note payable to officer
                      of Anglo Metal, Inc. (b)               930,000           -

                     $750,000 note payable to officer
                      of Anglo Metal, Inc.; monthly
                      payments of principal of $10,500
                      with interest at 9% through
                      December 2001                          656,000            -

                     $446,000 note payable to Anglo
                      Metal, Inc.; monthly payments
                      of principal of $9,000 with
                      interest at 8% through December
                      2000; collateralized by real
                      property and buildings                 390,000            -

                     Other notes due to related parties
                      with interest at 8.5% to 12%           315,000      295,000
                                                          ----------   ----------
                                                           4,026,000    2,197,000

                     Less current maturities               2,075,000      218,000
                                                          ----------   ----------
                     Long-term debt, related party        $1,951,000   $1,979,000
                                                          ----------   ----------
                                                          ----------   ----------

                                                  RECYLING INDUSTRIES, INC.
                                                           AND SUBSIDIARIES

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future maturities of long-term debt-related parties are as follows:

Years Ending September 30,


            1997                        $ 2,075,000
            1998                            712,000
            1999                            719,000
            2000                            337,000
            2001                            152,000
            Thereafter                       31,000
                                         ----------
                                          4,026,000


                   (a) In October 1996 the Company refinanced the note payable to NRC with a $2,500,000 note payable to a financial institution; the excess proceeds amounting to $765,000 were retained by the Company for working capital. The new note is payable monthly with interest at prime plus 2.25% plus principal of $41,667 except during the months December 1996 through February 1997 in which principal is payable $83,333 per month. The note is collateralized by certain assets of the Company and matures April 2001. The terms of the new note agreement have been reflected in the accompanying balance sheet at September 30, 1996.

                   (b) Under the terms of a letter agreement with the president of Anglo Metals, Inc. dated October 17, 1996 the Company will make interest only payments at 10% until additional financing is secured, which would allow the Company to repay the $930,000 remaining note balance.

                   Through August 1996, the Company was a party to a factoring agreement with a partnership comprised of the stockholders of NRC who were also preferred stockholders of the Company. Purchased receivables balances outstanding at September 30, 1996 and 1995 were $0 and $197,000. Total finance charges for the years ended September 30, 1996, 1995 and 1994, were $82,000, $82,000 and $11,000.

                                                  RECYLING INDUSTRIES, INC.
                                                           AND SUBSIDIARIES

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                   During the year ended September 30, 1993, First Dominion Holdings, Inc. (FD), a corporation wholly owned by the Company's chief executive officer/majority stockholder, advanced the Company $676,000 for working capital purposes. The advance was non-interest bearing and due on demand. During the year ended September 30, 1994, there were advances and repayments on the note and $887,000 of the balance was converted to 591,333 shares of Series B preferred stock (see Note 10). At September 30, 1994 the balance on the note was $8,000. During 1995 the note was paid.

                   In December 1995 and January 1996, the Company borrowed $1,575,000 of bridge financing represented by the notes payable--related parties with interest at 10% per annum. Proceeds from the loans were used to finance the Anglo acquisition and general corporate expenses. In January 1996, principal of $1,125,000 and accrued interest of $13,000 were converted into 413,523 shares of Common Stock. In connection with the bridge financing, the lenders were issued warrants to purchase a total of 359,250 shares of Common Stock at $1.50 per share, exercisable through the end of a three-year period commencing on the effective date of a registration statement covering the underlying Common Stock. The remaining principal of $450,000 and interest related to the bridge loans, which were not converted into Common Stock were repaid in September 1996.

9. RELATED PARTY   In addition to transactions with related parties discussed
   TRANSACTIONS    throughout the notes to the financial statements, the
                   following related party transactions have taken place.

                   During 1996, 1995, and 1994, the Company purchased raw materials from related entities in the amounts of $1,189,000, $1,713,000 and $594,000, respectively.
                   The purchase price of the raw materials approximates the cost paid to other large bulk suppliers to the Company.

                   On April 11, 1994 the Company sold its 25% ownership interest in a formerly wholly-owned subsidiary to Caside Associates (CA), a stockholder of the Company, in exchange for a $2,000,000 note receivable. At September 30, 1994, the sales price was renegotiated to $900,000. The note

                                                  RECYLING INDUSTRIES, INC.
                                                           AND SUBSIDIARIES

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                   required 6% monthly interest only payments for two years and principal repayments due quarterly from 1996 to 1998.

                   The gain on the sale was recognized using the cost-recovery method since the collection of the sales price was not reasonably assured. Under the cost-recovery method, gain on the sale is postponed until all costs are recovered, then all receipts are recognized as profit. As a result of the sale, a deferred gain in the amount of $751,000 was recorded. As of September 30, 1995, management determined that the note receivable from CA was permanently impaired. Therefore, the Company recorded an allowance for the total remaining unpaid balance of $874,000 and removed the deferred gain on the sale, recognizing a bad debt expense of $123,000.

10. STOCKHOLDERS'  NON-QUALIFIED STOCK OPTIONS AND WARRANTS
    EQUITY


                   The Company has outstanding options and warrants to acquire an aggregate of 5,078,580 shares of the Company's Common Stock, substantially all of which have exercise prices ranging from $.15 to $6.00 per share.

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

                                                  RECYLING INDUSTRIES, INC.
                                                           AND SUBSIDIARIES

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                   1995 STOCK OPTION PLAN (1995 PLAN)

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

                   DIRECTOR STOCK OPTION PLAN (DIRECTOR PLAN)

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

                   COMMON STOCK

                   On June 1, 1993, the Company's Board of
                   Directors adopted a Consulting and Services
                   Compensation Plan (Plan). The Plan provides for 60,000 shares of Common Stock to be reserved which were contained in a registration statement filed during June 1993. Under the terms of the Plan, stock options may be granted in lieu of Common Stock under such terms as determined by the Company's Board of Directors. At September 30, 1994

                                                  RECYLING INDUSTRIES, INC.
                                                           AND SUBSIDIARIES

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                   39,600 shares of registered Common Stock were issued under the plan for $242,000 for professional services.

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

                   During 1994, $1,351,000 of liabilities were converted into 548,376 shares of Common Stock.

                   JOINT VENTURE SETTLEMENT

                   In 1993, the Company entered into a settlement with a former joint venture partner in which the Company agreed to make a series of payments totaling $622,000 by October 31, 1993. The Company subsequently defaulted on its payment obligations. On June 30, 1994, the Company and certain related parties entered into a master agreement providing for the settlement of all amounts owed to the former joint venture partner. Pursuant to this agreement, the Company issued 145,000 shares of Common Stock for its outstanding principal and penalty interest balance of $725,000. Such shares were issued in connection with the 548,376 shares of Common Stock issued in 1994 on the conversion of $1,351,000 in liabilities.

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

                                                  RECYLING INDUSTRIES, INC.
                                                           AND SUBSIDIARIES

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                   The Series G Warrants are exercisable from the date of their issuance and expire on December 27, 1999. The exercise price of 1,916,400 Series G Warrants is $6.00 per share and the exercise of 30,000 Series G Warrants is $4.00 per share. Under certain conditions as set forth in the warrant agreement, the Company may redeem the Series G Warrants prior to their expiration, at a redemption price of $.25 per Series G Warrant upon not less than 30 days prior written notice to the warrant holders.

                   In connection with the offering, the Company issued to the placement agent 139,828 warrants (placement agent warrants) to purchase two shares of Common Stock and one Series H Warrant, which are exercisable for a three-year period commencing one year from the date of issuance, at an exercise price of $1.80. Upon exercise of the placement agent warrants, the Company will issue up to 139,828 Series H Warrants each to purchase one share of Common Stock at an exercised price of $6.00 per share. The Series H Warrants are exercisable for a three-year period commencing one year from the date of issuance and are not redeemable by the Company.

                                                      RECYCLING INDUSTRIES, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                    PRIVATE PLACEMENT OFFERING DATED MAY 24, 1995 (May 1995 PRIVATE PLACEMENT)

                    As of July 31, 1995, the closing date of the May Private Placement, the Company received $1,248,000 (net of offering costs of approximately $372,000) from the sale of 1,800,000 shares of Common Stock and warrants (Series
                    G Warrants) to acquire up to 900,000 shares of Common Stock. The Series G Warrants are exercisable from the date of their issuance through December 27, 1999. The exercise price of the Series G Warrants is $6.00 per share. Under certain conditions as set forth in the warrant agreement, the Company may redeem the Series G Warrants prior to their expiration, at a redemption price of $.25 per Series G Warrant upon not less than 30 days' prior written notice to the warrant holders.

                    In connection with the offering, the Company issued to the placement agent 73,560 warrants (placement agent warrants) to purchase two shares of Common Stock and one Series H Warrant, which are exercisable for a three-year period commencing one year from the date of issuance, at an exercise price of $1.80. Upon exercise of the placement agent warrants, the Company will issue up to 73,560 Series H Warrants each to purchase one share of Common Stock at an exercised price of $6.00 per share. The Series H Warrants are exercisable for a three-year period commencing one year from the date of issuance and are not redeemable by the Company.

                    The Company has issued 2,136,878 Series G Warrants to date. No warrants have been exercised to date.

                    PRIVATE PLACEMENT OFFERING DATED JANUARY 31, 1996 (JANUARY 1996 PRIVATE PLACEMENT).

                    As of April 8, 1996, the closing date of the January Private Placement, the Company received $2,396,000 (net of offering costs of approximately $548,000) from the sales of 1,070,636 shares of Common Stock and warrants (Series J Warrants) to acquire up to 727,078 shares of Common Stock at $6.00 per share, in addition $1,138,000 in bridge loans (including accrued interest) were converted into units offered under the January 31, 1996 Private Placement.

                                                      RECYCLING INDUSTRIES, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                    The Series J Warrants are exercisable until December 27, 1999. The exercise price of 686,418 Series J warrants is $6.00 per share and the exercise price of 40,665 Series J warrants is $4.00 per share.

                    In connection with the offering, the Company issued to the placement agent 69,945 warrants (placement agent warrants) to purchase two shares of Common Stock and one Series H Warrant, which are exercisable for a three-year period commencing one year from the date of issuance, at an exercise price of $2.75. Upon exercise of the placement agent warrants, the Company will issue up to 69,945 Series H Warrants each to purchase one share of Common Stock at an exercised price of $6.00 per share. The Series H Warrants are exercisable for a three-year period commencing one year from the date of issuance and are not redeemable by the Company.

                    PUBLIC OFFERING

                    On July 17, 1996, the Company completed the Public Offering of 3,994,652 shares of Common Stock at an offering price of $4.125 per share. Net proceeds raised by the Company from the Public Offering were $13,968,000. Out of the proceeds of the Public Offering, the Company repurchased 1,373,385 shares of Common Stock for $5,522,000.

                    PREFERRED STOCK

                    Series A--The Company issued 13,000 shares, as restructured, of Series A preferred stock in connection with the acquisition of NRI (see Note 1[A]). On August 15, 1996, the Company redeemed all of its outstanding Series A Convertible Preferred Stock and repurchased 120,000 shares of Common

                                                      RECYCLING INDUSTRIES, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                    Stock for $2.4 million. This transaction was funded through the proceeds of the Public Offering.

                    Series B--On March 31, 1994, the Company owed FD $887,000. On that date the Company issued 591,333 shares of Series B preferred stock, no par value, in exchange for that debt at $1.50 per share. On January 25, 1995, the Company exchanged 291,333 shares of Series B preferred stock as partial consideration for the "W" right and on November 9, 1995, the remaining 300,000 shares were converted into 12,000 shares of Common Stock.

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


11. EXTRAORDINARY   During 1996, the Company extinguished $70,000 of debt
    ITEMS           recognizing an extraordinary gain of the same amount.

                    During 1995, the Company extinguished $896,000 of debt for $90,000 cash thereby recognizing an extraordinary gain of $806,000.

                    During 1994, the Company extinguished $347,000 of debt for $17,000 cash and $112,000 in notes payable thereby recognizing an extraordinary gain of $218,000.

12. COMMITMENTS     ENVIRONMENTAL LIABILITIES

                                                      RECYCLING INDUSTRIES, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    AND             In connection with the recycling and processing of
    CONTINGENCIES   ferrous and non-ferrous metals, the Company may come in
                    contact with "hazardous materials" as that term is defined under various environmental laws. Although the Company screens for "hazardous materials" in its raw materials, certain items processed may inadvertently contain such materials, which could result in contamination of the waste by-products and premises. At this time the Company believes that it is in substantial compliance with all applicable environmental laws. Due to the nature of the Company's operations, changes in the environmental laws or inadvertent improper disposal of a hazardous material may result in a violation of such laws subjecting the Company to fines and responsibility for costs attributable to remediation.

                    INSURANCE

                    The Company partially self insures for casualty losses on property and equipment at its NRI subsidiary and self funds a health care plan for all full time employees at its Weissman subsidiary.

                    UNION CONTRACT

                                                      RECYCLING INDUSTRIES, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    Substantially all of the labor force that work in the recycling operations yard at the Weissman subsidiary work under a collective bargaining agreement which expires in 2000.

                    TURNINGS AND BORINGS CONTRACT

                    During 1991 Weissman entered into a service agreement with a significant customer to process the customers' turnings and borings for a term of seven years for a range of $13 to $22 per ton based on the product plus approximately $4,000 per month for reimbursement of equipment costs.

                    OPERATING LEASES

                    During June 1995, the Company entered into an operating lease agreement for office space. The term of the lease is through June 2000, with monthly rent expense beginning at $1,800 and increasing to $3,900 per month.

                    During December 1995, the Company entered into lease agreements for yard facilities. The agreement with Anglo requires payments of $2,500 per month through December 2005 (see Note 2[C]) and the other agreement requires annual rent of $16,000 payable quarterly through December 2000.

                    The Company leases various office equipment and vehicles under operating leases which expire at various dates through 2001 with monthly payments ranging from $300 to $600.

                    Future minimum lease payments are as follows for the years ending:

                    September 30,                           Total
                                                         ----------
                    1997                                  $ 118,000
                    1998                                    123,000
                    1999                                    119,000
                    2000                                    103,000
                    2001                                     60,000
                    Thereafter                              112,000
                                                         ----------
                                                          $ 635,000
                                                         ----------
                                                         ----------

                    Rent expense for the years ended September 30, 1996, 1995 and 1994

                                                      RECYCLING INDUSTRIES, INC.
                                                                AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    was approximately $90,000, $47,000, $48,000, respectively.


13. SUPPLEMENTAL    Years Ended September 30,    1996        1995        1994
    INFORMATION                               ----------  ----------  ----------
    TO STATEMENT    Cash paid for interest    $  711,000  $  407,000  $        -
    OF CASH FLOWS   Purchase of equipment
    AND NONCASH      for notes payable        $  406,000  $   56,000  $    5,000
    INVESTING AND   Stock issued for
    FINANCING        conversion of bridge
    ACTIVITIES       financing                $1,138,000  $  150,000  $        -
                    Acquisition of
                     subsidiaries for stock   $2,425,000  $        -  $6,725,000
                    Acquisition of Anglo
                     land and building for
                     note payable             $  446,000  $        -  $        -
                    Acquisition of Anglo
                     inventory for notes
                     payable                  $1,354,000  $        -  $        -
                    Acquisition of Anglo
                     goodwill for note
                     payable                  $  479,000  $        -  $        -
                    Capital lease obligation
                     incurred to finance
                     Anglo acquisition        $1,800,000  $        -  $        -
                    Note payable issued for
                     Anglo non-compete
                     agreement                $  750,000  $        -  $        -
                    Assumption of liabilities
                     for Mid-America
                     acquisition              $1,210,000  $        -  $        -
                    Assumption of liabilities
                     for Weissman
                     acquisition              $  738,000  $        -  $        -
                    Restructure of preferred
                     stock to debt            $        -  $2,300,000  $        -
                    Issuance of common stock
                     to chief executive
                     officer                  $        -  $  437,000  $        -
                    Acquisition of equipment
                     under capital lease      $        -  $  113,000  $        -
                    Reversal of deferred gain
                     on sale of subsidiary    $        -  $  751,000  $        -
                    Common stock issued for
                     relief of debt           $        -  $        -  $1,351,000
                    Preferred stock issued
                     for extinguishment of
                     debt                     $        -  $        -  $  887,000
                    Conversion of accrued
                     salary to equity         $        -  $        -  $  246,000
                    Sale of 25% interest in
                     subsidiary for note
                     receivable               $        -  $        -  $  900,000