Form 10-Q
period 1996-12-31
RECYCLING INDUSTRIES INC
filed 1997-02-19
CIK 769879

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                    FORM 10-Q

    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---               OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED:  DECEMBER 31, 1996

               TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
   --               OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-20179

                            RECYCLING INDUSTRIES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


             COLORADO                                   84-1103445
  -------------------------------        ---------------------------------------
  (State or Other Jurisdiction of        (I.R.S. Employer Identification Number)
   Incorporation or Organization)


    384 INVERNESS DRIVE SOUTH, SUITE 211
             ENGLEWOOD, COLORADO                             80112
------------------------------------------------          ----------
(Mailing Address of Principal Executive Offices)          (Zip Code)

    Registrant's Telephone Number, Including Area Code:  (303) 790-7372

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

                                                   Yes   X      No
                                                       -----       -----

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the close of the period covered by this Report.

                                          Number of Shares Outstanding as of
                Class                              December 31, 1996
     -----------------------------        ----------------------------------
     Common Stock, $.001 Par Value                     13,911,974

                             TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
                                                                          PAGE
     ITEM 1.  FINANCIAL STATEMENTS

              Consolidated Balance Sheets - December 31, 1996
                (Unaudited) and September 30, 1996                        1-2

             Consolidated Statements of Operations (Unaudited)
                for the three months ended December 31, 1996 and 1995       3

             Consolidated Statement of Stockholders' Equity (Unaudited)
                for the three months ended December 31, 1996                4

             Consolidated Statements of Cash Flows (Unaudited) for
                the three months ended December 31, 1996 and 1995           5

             Notes to the Consolidated Financial Statements               6-7

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                       8-13


PART II -- OTHER INFORMATION

     Item 1-6                                                           14-15

     Signatures                                                            16

     Statement Regarding Computation of per Share Earnings                 17

     Financial Data Schedule                                               18


----------------------
   * The accompanying interim financial statements have not been audited by an independent certified public accountant, and are so noted as "Unaudited" where applicable. Only those statements corresponding to a fiscal year-end (September 30) are audited.

                 RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                  DECEMBER 31, 1996 AND SEPTEMBER 30, 1996

                                   ASSETS
                           (Substantially Pledged)


                                                DECEMBER 31,    SEPTEMBER 30,
                                                   1996             1996
                                                ------------    -------------
                                                (Unaudited)
CURRENT ASSETS
  Cash                                          $ 1,761,000     $ 1,450,000
  Trade Accounts receivable, less
   allowance for doubtful accounts
   of $50,000 and $10,000                         4,053,000       4,379,000
  Accounts receivable, related party                112,000          77,000
  Inventories                                     2,049,000       2,473,000
  Prepaid expenses                                  264,000         272,000
  Other                                                   -         120,000
                                                -----------     -----------
    Total Current Assets                          8,239,000       8,771,000

PROPERTY, PLANT AND EQUIPMENT, net               20,651,000      20,492,000

DEFERRED INCOME TAXES                               800,000         800,000

OTHER ASSETS                                      4,988,000       4,792,000
                                                -----------     -----------
    Total Other Assets                            5,788,000       5,592,000

    TOTAL ASSETS                                $34,678,000     $34,855,000
                                                -----------     -----------
                                                -----------     -----------



      SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                 RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                  DECEMBER 31, 1996 AND SEPTEMBER 30, 1996


                    LIABILITIES AND STOCKHOLDERS' EQUITY


                                               DECEMBER 31,    SEPTEMBER 30,
                                                   1996             1996
                                               ------------    -------------
                                               (Unaudited)
CURRENT LIABILITIES:
  Trade accounts payable                       $  2,014,000    $  2,673,000
  Trade accounts payable - related parties                -          61,000
  Accrued liabilities:
    Payroll and other                               403,000         500,000
    Income taxes payable                             80,000         107,000
    Interest                                         26,000          36,000
    Interest - related party                              -          15,000
  Current maturities of long-term debt            1,882,000       1,707,000
  Current maturities of long-term debt,
   related parties                                1,450,000       2,075,000
                                               ------------    ------------

    Total Current Liabilities                     5,855,000       7,174,000

LONG-TERM DEBT:
  Long-term debt, less current maturities        11,816,000      10,067,000
  Long-term debt - related parties, less
   current maturities                               789,000       1,951,000
                                               ------------    ------------

    Total Liabilities                            18,460,000      19,192,000
                                               ------------    ------------

COMMITMENTS & CONTINGENCIES:

REDEEMABLE COMMON STOCK,
  $.001 par value, 363,636 shares issued
   and outstanding                                1,500,000       1,500,000

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value, 10,000,000
   shares authorized
  Series C, convertible, 10,000, and 0
   shares issued and outstanding                    907,000               -
  Common Stock ($.001 par value), 50,000,000
   shares authorized, 13,450,793 and
   13,430,793 shares issued and outstanding          13,000          13,000
  Additional paid-in capital                     25,550,000      25,547,000
  Accumulated deficit                           (11,752,000)    (11,397,000)
                                               ------------    ------------

    Total Stockholders' Equity                   14,718,000      14,163,000
                                               ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 34,678,000    $ 34,855,000
                                               ------------    ------------
                                               ------------    ------------


      SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three Months Ended:
                                                   December 31,
                                                1996          1995
                                            -----------    ----------
                                            (Unaudited)    (Unaudited)

Revenues:

  Sales                                     $10,216,000    $3,458,000
  Brokerage                                     545,000           -
  Other Income                                    8,000           -
                                            -----------    ----------
    Total revenues                           10,769,000     3,458,000
                                            -----------    ----------

Cost and Expenses:

  Cost of Sales                               8,928,000     3,053,000
  Cost of brokerage                             524,000           -
  Cost of Sales - related party                     -         362,000
  Personnel                                     651,000       431,000
  Professional services                          50,000       143,000
  Travel                                         28,000        17,000
  Occupancy                                      62,000        14,000
  Depreciation and amortization                 227,000        31,000
  Interest                                      459,000        96,000
  Other general and administrative              195,000       120,000
                                            -----------    ----------
    Total Costs and Expenses                 11,124,000     4,267,000
                                            -----------    ----------

Loss before Income Taxes                       (355,000)     (809,000)

Income taxes (benefit)                              -        (441,000)
                                            -----------    ----------
Net Loss                                    $  (355,000)   $ (368,000)
                                            -----------    ----------
                                            -----------    ----------

Net Loss per share                          $     (0.03)   $    (0.04)
                                            -----------    ----------
                                            -----------    ----------

Weighted average shares outstanding          13,892,084     8,460,733
                                            -----------    ----------
                                            -----------    ----------

     SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
         FOR THE THREE MONTHS ENDED DECEMBER 31, 1996 (UNAUDITED)

                                                                                 Additional
                                   Preferred Stock           Common Stock          Paid-in      Accumulated
                                   Shares   Amount         Shares      Amount      Capital       (Deficit)       Total
                                   ------   ------       -----------   -------   -----------   ------------   -----------
Balances, September 30, 1996            -     $     -     13,430,793   $13,000   $25,547,000   $(11,397,000)  $14,163,000
Preferred stock Series C issued
 for cash net of offerings costs
 of $93,000 (Unaudited)            10,000     907,000              -         -             -              -       907,000

Common stock issued on exercise
 of Series I warrants (Unaudited)       -           -         20,000         -         3,000              -         3,000

Net loss for the period (Unaudited)     -           -              -         -             -       (355,000)     (355,000)
                                   ------   ---------    -----------   -------   -----------   ------------   -----------
Balances, December 31, 1996
  (Unaudited)                      10,000   $ 907,000     13,450,793   $13,000   $25,550,000   $(11,752,000)  $14,718,000
                                   ------   ---------    -----------   -------   -----------   ------------   -----------
                                   ------   ---------    -----------   -------   -----------   ------------   -----------

                  RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    For the Three Months Ended:
                                                    ---------------------------
                                                     December 31,  December 31,
                                                        1996          1995
                                                    ------------   ------------
                                                     (Unaudited)    (Unaudited)
OPERATING ACTIVITIES:
  Net Loss                                           $  (355,000)   $ (368,000)
  Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                        532,000       173,000
    Deferred income taxes                                    -        (441,000)
  Changes in Assets and Liabilities
    Trade accounts receivable                            326,000        16,000
    Inventories                                          424,000      (112,000)
    Prepaid expenses                                       8,000           -
    Other current assets                                 120,000       (16,000)
    Accounts payable                                    (720,000)       72,000
    Accrued liabilities                                 (122,000)       (3,000)
    Income taxes payable                                 (27,000)          -
                                                     -----------    ----------
      Net Cash Provided (Used) by Operating
       Activities                                        186,000      (679,000)
                                                     -----------    ----------
INVESTING ACTIVITIES:
  Additions to equipment                                (261,000)      (50,000)
  Receivable - related party                             (35,000)      161,000
  Additions to acquisition costs and goodwill           (134,000)            -
  Payments for purchases of subsidiaries,
   net of cash acquired                                      -        (300,000)
  Other Assets                                           (99,000)     (170,000)
  Advances to related parties                                -             -
                                                     -----------    ----------
    Net Cash (Used) in Investing Activities             (529,000)     (359,000)
                                                     -----------    ----------
FINANCING ACTIVITIES:
  Principal payments on borrowings - related parties  (1,787,000)      (30,000)
  Proceeds from borrowings                             2,358,000     1,019,000
  Principal payments on borrowings                      (565,000)      (27,000)
  Principal payments on capital lease                    (83,000)      (61,000)
  Payments on line-of-credit, net                        (76,000)          -
  Loan fees paid                                        (103,000)          -
  Proceeds from factor, net                                  -         130,000
  Deferred offering costs                                    -        (110,000)
  Proceeds from issuance of stock                      1,003,000           -
  Costs of stock offerings                               (93,000)          -
                                                     -----------    ----------
    Net Cash Provided by Financing Activities            654,000       921,000
                                                     -----------    ----------
    Increase (decrease) in Cash                          311,000      (117,000)

    CASH, beginning of period                          1,450,000       184,000
                                                     -----------    ----------
    CASH, end of period                              $ 1,761,000    $   67,000
                                                     -----------    ----------
                                                     -----------    ----------



          SEE ACCOMPANYING NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

               RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


        GENERAL INFORMATION:

I. The Financial Statements included herein have been prepared by the Company without audit except the September 30, 1996 balance sheet, which was audited. The Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods shown. These statements do not include all information required by Generally Accepted Accounting Principles to be included in a full set of Financial Statements. These Financial Statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's latest report on Form 10-K, dated September 30, 1996.

II. Inventories as of December 31, 1996 and September 30, 1996, consisted of the following:

                                             DECEMBER 31,     SEPTEMBER 30,
                                                 1996             1996
                                             ------------     -------------
                                             (UNAUDITED)

              Raw materials                  $ 1,460,000       $ 1,302,000
              Finished goods                     589,000         1,171,000
                                             -----------       -----------
                 Total                       $ 2,049,000       $ 2,473,000
                                             -----------       -----------
                                             -----------       -----------

III. Property, plant and equipment as of December 31, 1996, and September 30, 1996, consisted of the following:

                                             DECEMBER 31,     SEPTEMBER 30,
                                                 1996             1996
                                             ------------     -------------
                                             (UNAUDITED)
              Land                           $ 2,692,000       $ 2,692,000
              Building and improvements        2,779,000         2,768,000
              Heavy machinery and equipment    5,595,000         5,245,000
              Automotive shredders             7,655,000         7,645,000
              Transportation equipment         1,743,000         1,728,000
              Office equipment                   273,000           121,000
              Assets under capital lease       1,931,000         1,918,000
                                             -----------       -----------
                 Total                        22,668,000        22,117,000
              Less accumulated depreciation
               and amortization                2,017,000         1,625,000
                                             -----------       -----------
                 Total                       $20,651,000       $20,492,000
                                             -----------       -----------
                                             -----------       -----------

IV.   Other assets consist of the following at:

                                                 DECEMBER 31,     SEPTEMBER 30,
                                                     1996             1996
                                                 ------------     -------------
                                                 (UNAUDITED)
      Acquisition costs                           $  195,000        $   38,000
      Goodwill, net of accumulated
        amortization of $184,000 and
        $141,000                                   2,949,000         3,016,000
      Noncompete agreements, net of
        accumulated amortization of
        $202,000 and $147,000                      1,048,000         1,103,000
      Engineering plans, net of
        accumulated amortization of
        $977,000 and $962,000                        110,000           125,000
      Patent rights                                   27,000            27,000
      Land contract                                   70,000            70,000
      Loan fees, net of accumulated amortization
        of $75,000 and $48,000                       457,000           381,000
      Other                                          132,000            32,000
                                                  ----------        ----------
                                                  $4,988,000        $4,792,000
                                                  ----------        ----------
                                                  ----------        ----------

V. Net operating loss carry-overs available for the future through the year 2011 are approximately $9.8 million.

VI. Supplemental information to the statement of cash flow for non-cash investing and financing activities:

                                                     THREE MONTHS ENDED:
                                                        DECEMBER 31,
                                                 --------------------------
                                                    1996            1995
                                                 -----------    -----------
                                                 (UNAUDITED)    (UNAUDITED)
      Cash paid for interest                      $484,000      $   96,000
                                                  --------      ----------
                                                  --------      ----------
      Cash paid for income taxes                  $ 27,000      $        -
                                                  --------      ----------
                                                  --------      ----------
      Acquisition of subsidiaries
        for stock                                 $      -      $  925,000
                                                  --------      ----------
                                                  --------      ----------
      Purchase of equipment for
        notes payable                             $277,000      $        -
                                                  --------      ----------
                                                  --------      ----------
      Acquisition of equipment
        under capital lease                       $ 13,000      $        -
                                                  --------      ----------
                                                  --------      ----------
      Acquisition of Anglo land and
        building for note payable                 $      -      $  446,000
                                                  --------      ----------
                                                  --------      ----------
      Acquisition of Anglo inventory
        for notes payable                         $      -      $1,354,000
                                                  --------      ----------
                                                  --------      ----------
      Capital lease obligation incurred
        to finance Anglo acquisition              $      -      $1,800,000
                                                  --------      ----------
                                                  --------      ----------
      Note payable issued for Anglo
        non-compete agreement                     $      -      $  750,000
                                                  --------      ----------
                                                  --------      ----------
      Acquisition of Anglo goodwill for
        note payable                              $      -      $  479,000
                                                  --------      ----------
                                                  --------      ----------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere herein. Statements included on the following discussion concerning predictions of economic performance and management's plans and objectives are forward looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from the forward looking statements. Factors which would cause or contribute to such differences include but are not limited to factors detailed in the Company's Registration Statement on Form S-1 on file with the Commission, Commission File No. 333-20289; particularly the "Risk Factors" section; downturns in the Company's primary markets; disruptions to the Company's operations from acts of God or extended maintenance; disruptions in the availability or pricing of raw materials; transportation difficulties; and the unavailability of financing to complete management's plans and objectives.

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

     The Company's current operations commenced in May 1994 with the acquisition of Nevada Recycling, Inc., located in Las Vegas, Nevada ("NRI"). Since that time, the Company has experienced significant growth from the acquisition of other metals recycling facilities. On June 30, 1995, the Company acquired a 20% interest in a metals recycling facility located in Georgia. On December 11, 1995, the Company acquired Anglo Iron & Metal located in Brownsville, Harlingen, McAllen and San Juan, Texas ("Anglo"), on April 15, 1996, the Company acquired Mid-America Shredding, located in Ste. Genevieve, Missouri ("Mid-America"), and, on August 5, 1996, the Company acquired Weissman Iron & Metal, located in Waterloo, Iowa, ("Weissman"). These acquisitions, except for the minority interest in the Georgia facility, are accounted for under the purchase method for business combinations and, accordingly, the results of operations for such acquired businesses are included in the Company's financial statements only from the applicable date of acquisition. As a result, the Company's historical results of operations for the periods presented are not directly comparable.

     The Company believes these acquisitions will have a positive impact on its future results of operations. Additionally, the historical results of operations do not fully reflect the operating efficiencies and improvements that are expected to be achieved by integrating the acquired businesses into the Company's operations. Although, the Company has begun to implement these efficiencies and improvements, there can be no guarantee that they will produce the anticipated results. The Company's business is dependent upon the market established prices for processed ferrous and non-ferrous metals sold by the Company as well as the market established prices for raw materials. If these market prices drop significantly for processed metals or if the market prices for raw materials significantly increase, the Company would have difficulties continuing to improve future financial performance. Additionally, the identified improvements may not attain the estimated levels of efficiency projected by the Company.

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

THREE MONTHS ENDED DECEMBER 31, 1996 AND 1995

     The results of operations for the three months ended December 31, 1996 and 1995 have been driven primarily by the Company's acquisition activity. The results of operations for the three months ended December 31, 1995 do not reflect the company's acquisition of Mid-America Shredding and Weissman Iron & Metal, and include only 20 days of operations for Anglo Iron & Metal.

     REVENUES. For the three months ended December 31, 1996, the Company had total revenues of $10,769,000 compared to $3,458,000 for the three months ended December 31, 1995, a 211% increase. The increase in revenues for the three months ended December 31, 1996 reflect primarily the acquisitions of Mid-America Shredding and Weissman, and a full three months of business activity for Anglo Iron & Metal.

     For the three months ended December 31, 1996, the average sales price per ton of prepared ferrous scrap was $122, a 2% increase compared to $120 per ton for the three months ended December 31, 1995. The average sales price for non-ferrous scrap was $.31 per pound for the three months ended December 31, 1996, representing a 40% decline compared to $.52 per pound for the three months ended December 31, 1995.

      Of the total revenues for the three months ended December 31, 1996, $545,000 or 5%, was attributable to brokerage sales and $8,000 or less than 1%, was attributable to other income.

     COST OF SALES. For the three months ended December 31, 1996, the Company incurred total cost of sales of $9,452,000 compared to $3,415,000 for the three months ended December 31, 1995. The increased cost of sales for the three months ended December 31, 1996 was again primarily the result of the acquisition of Anglo Iron & Metal, Mid-America Shredding and Weissman. Total cost of sales decreased to 88% of total revenues for the three months ended December 31, 1996 from 99% of total revenues for the three months ended December 31, 1995. This decrease in cost of sales as a percentage of total revenues was largely due to improved margins at the company's acquired subsidiaries and the initial implementation of improved operating expense controls. These factors caused gross profit to increase to $1,317,000 for the three months ended December 31, 1996 from $43,000 for the three months ended December 31, 1995.

     Of the total cost of sales for the three months ended December 31, 1996, $524,000 or 6%, was attributable to brokerage cost of sales.

     SELLING AND ADMINISTRATIVE EXPENSES. Selling and administrative expenses were $1,213,000, or 11% of revenues, for the three months ended December 31, 1996, compared to $756,000, or 22% of revenues, for the three months ended December 31, 1995. The largest components of the dollar increase for the three months ended December 31, 1996 as compared to 1995 were salary and related expenses, which increased $220,000 and depreciation and amortization expenses which increased $196,000. These increases were largely the result of the Company's acquisitions of Anglo Iron & Metal, Mid-America Shredding and Weissman. However, the decrease as a percentage-of-sales was due to increased efficiencies at the Company's newly acquired subsidiaries and the ability of the Company to spread its corporate overhead over a larger revenue base.

     INTEREST EXPENSE. For the three months ended December 31, 1996, the Company incurred interest expense of $459,000 compared to $96,000 for the three months ended December 31, 1995. The increase was due primarily to additional debt incurred to finance the purchase of Anglo Iron & Metal in December 1995, Mid-America Shredding in April 1996 and Weissman in August 1996.

     INCOME TAX PROVISION (BENEFIT). The Company has generated a net loss carryforward totaling approximately $9,800,000, which expires at various amounts and dates through the year 2011, due to operating losses previously incurred. During fiscal 1995, management determined that $800,000 of the net operating loss carryforward was more likely than not to be used in the near future due to taxable income anticipated to be generated by the Company. In October 1996 management began to implement certain cost cutting strategies, the most significant of which is the planned reduction of its labor force and related payroll costs which is expected to provide an approximate $1.2 to $1.6 million reduction in labor costs and, as a result, improve the profitability of these operations. In August 1996, the Company acquired Weissman which is anticipated to generate taxable income in future periods. As a result of these factors, which are anticipated to result in the generation of net income, management has determined that the $800,000 deferred tax asset recognized in 1995 and in 1996 is more likely than not to be used in the near future. The aggregate future taxable income required to utilize the deferred tax asset recognized is approximately $2,400,000. As a result of a full year of income from the Weissman acquisition and the reduction of labor costs, management is projecting achievement of this taxable income level within the next two fiscal years. Although the Company has begun to implement improvement programs, the identified cost cutting measures may not attain the estimated levels of efficiency projected by the Company. The Company may be required to add employees in the future to support increases in production above the projected future monthly production rates. Additionally, the Company's business is dependent upon the market established prices for processed ferrous and non-ferrous metals sold by the Company as well as the market established prices for raw materials. If these market prices drop significantly for processed metals or if the market prices for raw materials significantly increase, the Company would have difficulties continuing to improve future financial performance. Therefore, the Company continues to recognize a net deferred tax asset of $800,000. No benefit for income taxes was recorded for the three months ended December 31, 1996. A benefit for income taxes in the amount of $441,000 was recorded for the three months ended December 31, 1995.

     INCOME (LOSS) FROM CONTINUING OPERATIONS, BEFORE INCOME TAXES. For the three months ended December 31, 1996, the Company had a loss from continuing operations, before income taxes, of $355,000, or ($.03) per share, compared to a loss of $809,000, or ($.10) per share for the three months ended December 31, 1995. The principal reasons for the improvement were increased revenues and lower cost of sales.


     NET INCOME (LOSS). For the three months ended December 31, 1996, the Company had a net loss of $355,000, or ($.03) per share, compared to a net loss of $368,000, or ($.04) per share, for the three months ended December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     As the Company's business has grown, overall cash requirements for internal growth and acquisitions have been met through a combination of a public offering of the Company's Common Stock in July 1996, private placements of debt and equity securities, equipment, receivables and inventory financing, and cash flow from operations. Since commencement of its metals recycling operations in May 1994 through December 1996, the Company has raised net cash proceeds of $20.1 million through the sale of its equity securities. At December 31, 1996, the Company had $18.5 million of liabilities and $15.9 million of current and long-term debt outstanding, of which $3.3 million is due in the next 12 months.

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

     On June 30, 1995, the Company acquired a 20% interest in a Georgia metals recycling facility through its investment in The Loef Company ("Loef"). This investment had been valued at $277,000, the amount of costs incurred by the Company in pursuing its acquisition of Loef. The Company's ownership interest in Loef was to have been reduced to 15% if the Company did not invest an additional $200,000 in Loef by June 30, 1996. The Company did not make this payment and, pending the receipt of information regarding the current operations and financial performance of Loef, the Company has taken the position that its interest was not reduced to 15% on June 30, 1996. On December 3, 1996 Loef declared Chapter 11 bankruptcy to reorganize the business. The Company subsequently decided to write off the $277,000 investment in Loef as of September 30, 1996.

     On December 11, 1995, the Company acquired its southern Texas facilities by acquiring substantially all of the assets of Anglo Metals, Inc., d/b/a Anglo Iron & Metal, for $6.1 million. The purchase price was paid as follows: (i) $2.1 million in cash; (ii) $1.9 million note which is to be paid in monthly installments of $181,000 beginning in February 1996; (iii) a $446,000 secured promissory note bearing interest at 8% and payable in 60 monthly installments of $9,000; (iv) a $750,000 unsecured promissory note and non-compete agreement payable in 72 consecutive installments of $10,400; and
(v) 227,693 shares of Common Stock, valued at $925,000.

     On April 15, 1996, the Company acquired its Missouri facility by acquiring substantially all of the assets of Mid-America Shredding, Inc., d/b/a Mid-America Shredding, for $1.9 million. The purchase consideration consisted of cash of $708,000 and assumed outstanding bank debt of $1.2 million.

     On June 20, 1996, the Company secured $4.0 million in inventory and receivables financing from Coast Business Credit, an asset-based lender specializing in inventory and receivables financing. In connection with the Weissman acquisition, the credit facility was increased to $10.0 million on August 15, 1996, and on September 30, 1996 was increased to $12.5 million.

     On July 17, 1996, the Company completed the Public Offering of its
Common Stock, receiving net proceeds, after deducting underwriting discounts and offering expenses of, $14.0 million. These proceeds were used as follows:
$5.2 million to pay a portion of the cash purchase price for Weissman on August 5, 1996; $5.5 million to repurchase 1,380,585 shares of Common Stock; $2.4 million to redeem all of the Company's outstanding Series A Convertible Preferred Stock and repurchase 120,000 shares of Common Stock on August 15, 1996. The remaining proceeds of approximately $900,000 were used for general corporate purposes.

     On August 5, 1996, the Company acquired Weissman for a total purchase price of $12.0 million. The purchase price was paid as follows: (i) 363,636 shares of Common Stock valued at $1.5 million; (ii) $5.2 million from the proceeds of the Public Offering and the Company's operating cash; (iii) a $3.5 million term loan bearing interest at prime plus 2.25%, payable in 60 monthly installments of $58,333 and; (iv) approximately $1.8 million of revolving credit borrowings. Under the terms of a Share Price Guaranty Agreement ("the Agreement") the Company has agreed to guaranty the $1.5 million value of

363,636 shares ("the Guaranteed Shares"). The Agreement grants the seller and its assign, Weissman Financial, (Collectively "Weissman Financial") registration rights effective for three years. If at any time during the three year period commencing on the effective date of the registration statement, Weissman Financial sells the 363,636 shares of common stock at less than the guaranteed amount, the Company is required to pay to the seller any shortfall in cash. In addition, Weissman Financial has the right in its sole discretion to require the Company, at any time during the two year period commencing November 30, 1997, to repurchase the Guaranteed Shares for $1.5 million. As a result of this Agreement to purchase the Guaranteed Shares upon the Weissman Financial's request, the $1.5 million value of the Guaranteed Shares has not been recorded as equity.

     On August 15, 1996, the Company redeemed all of its outstanding Series A Convertible Preferred Stock and repurchased 120,000 shares of Common Stock for $2.4 million. This transaction was funded through the proceeds of the Public Offering.

     On September 30, 1996, the Company paid the balance of the principal plus accrued interest on its bridge indebtedness of $485,000.

     During the quarter ended December 31, 1996, the Company completed a private placement of $1.0 million of Series C Preferred Stock. Net proceeds to the Company were $907,000.

     For the three months ended December 31, 1996, net cash provided by operations was $186,000. During this period, the Company generated a net loss of $355,000, which included depreciation and amortization of $532,000. Decreases in accounts receivable, inventory, prepaid expenses and other current assets amounted to $878,000, offset by a decrease in accounts payable, income taxes payable, and accrued expenses of $869,000.

     For the three months ended December 31, 1996, the Company used net cash in investing activities of $529,000 compared to $359,000 for the three months ended December 31, 1995. Such amounts primarily related to capital equipment additions, acquisition costs, and goodwill.

     The Company had a positive net worth of approximately $14.7 million at December 31, 1996, compared to $7.0 million at December 31, 1995. This improvement in net worth after results of operations is primarily due to issuance of $8.6 million (net of redemptions of $8.1 million) of Common Stock during the year ended September 30, 1996, the conversion of $1.1 million of bridge loan debt to equity, and the Series C Preferred Stock transaction.

     Working capital at December 31, 1996 was $2.4 million as compared to a deficit of $1.9 million at December 31, 1995. The increase in working capital is due primarily to the increase in accounts receivable and inventory of the Missouri and Iowa facilities, the public offering, and the Series C Preferred Stock transaction.

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

ITEM 2.  CHANGES IN SECURITIES

   On December 31, 1996, the Company completed a private placement of 10,000 shares of Series C Convertible Preferred Stock (the "Series C Preferred") for total consideration of $1,000,000. Each Series C Preferred is convertible, without further payment, into the number of shares of Common Stock determined by dividing (i) the sum of (a) $100 plus (b) the amount of all accrued dividends on the Series C Preferred by (ii) the lesser of $1.58125 or 73% of the average reported closing bid price of a share of Common Stock for the five consecutive trading days immediately preceding the date of conversion. The proceeds from this private placement were used for general working capital purposes. The Company issued to the placement agent of the Series C Preferred, Settondown Capital International, Ltd., 20,000 Settondown Warrants, each entitling the holder to acquire one share of common stock for $2.50.

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

            3.1(a) Articles of Amendment to the amended and restated articles of incorporation, incorporated by reference to the Company's Registration Statement on Form S-1, filed January 23, 1997, Commission File No. 333-20289.

            3.2     Amended and Restated Bylaws, incorporated by reference to
                    Exhibit 3.2 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

(b)     STATEMENTS REGARDING COMPUTATION OF PER SHARE EARNINGS (Exhibit 11)

(c)     FINANCIAL DATA SCHEDULE (Exhibit 27)

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:    2/19/97                       By:      /s/  THOMAS J. WIENS
     -----------------                    ------------------------------------
                                          Thomas J. Wiens, Chairman & Chief
                                            Executive Officer



Date:    2/19/97                       By:      /s/  BRIAN L. KLEMSZ
     -----------------                    ------------------------------------
                                          Brian L. Klemsz, Principal
                                            Financial Officer