Form 10-Q
period 1997-03-31
RECYCLING INDUSTRIES INC
filed 1997-05-15
CIK 769879

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   Form 10-Q

  X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-----
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended:  March 31, 1997

-----          TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-20179

                           RECYCLING INDUSTRIES, INC.
                    ----------------------------------------

             (Exact Name of Registrant as Specified in its Charter)


     Colorado                                        84-1103445
-------------------------------         -----------------------------------
(State or Other Jurisdiction of        (IRS Employer Identification Number)
Incorporation or Organization)


  384 Inverness Drive South, Suite 211
         Englewood, Colorado                                      80112
------------------------------------------------               ------------
(Mailing Address of Principal Executive Offices)                (Zip Code)

    Registrant's Telephone Number, Including Area Code:  (303) 790-7372

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

                                                  Yes   X       No
                                                      ------       ------

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the close of the period covered by this Report.

                                        Number of Shares Outstanding As Of
         Class                                       March 31, 1997
----------------------------              ---------------------------------
Common Stock, $.001 Par Value                           13,555,793

                              TABLE OF CONTENTS



PART I -- FINANCIAL INFORMATION                                 PAGE
                                                               ------

   Item 1.  Financial Statements*

     Consolidated Balance Sheets - March 31, 1997
       and September 30, 1996                                    1-2

     Consolidated Statements of Earnings for the three
       months and six months ended March 31, 1997 and 1996       3-4

     Consolidated Statement of Stockholders' Equity
       for the six months ended March 31, 1997                    5

     Consolidated Statements of Cash Flows
       for the six months ended March 31, 1997 and 1996           6

     Notes to the Consolidated Financial Statements               7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  8-11


PART II -- OTHER INFORMATION

Item  6                                                          12

Signatures                                                       13
















-------------------------------
*The accompanying interim financial statements have not been audited by an independent certified public accountant. Only those statements corresponding to a fiscal year-end (September 30) are audited.

RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND SEPTEMBER 30, 1996
                             (Thousands of Dollars)

                                    ASSETS
                                  ----------



                                               March 31,         September 30,
                                                 1997                1996
                                            -------------      ---------------

CURRENT ASSETS
     Cash                                    $      527          $      1,450
     Accounts receivable,
     less allowance for doubtful accounts
     of $20 and $10                               5,588                 4,379
     Accounts receivable, related party              86                    77
     Inventories                                  2,456                 2,473
     Deferred income taxes                          510                     -
     Prepaid expenses and deposits                  335                   392
                                            -------------      ---------------

Total Current Assets                              9,502                 8,771
                                            -------------      ---------------

PROPERTY, PLANT AND EQUIPMENT, net               20,455                20,492
                                            -------------      ---------------

OTHER ASSETS:

     Deferred income taxes                          585                   800
     Other assets, net of amortization            5,040                 4,792
                                            -------------      ---------------
          Total Other Assets                      5,625                 5,592
                                            -------------      ---------------

TOTAL ASSETS                                 $   35,582          $     34,855
                                            -------------      ---------------
                                            -------------      ---------------












        See Accompanying Notes to the Consolidated Financial Statements
                  RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31,  1997 AND SEPTEMBER 30, 1996
                           (Thousands of Dollars)


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

                                                     March 31,    September 30,
                                                       1997            1996
                                                  --------------  -----------

CURRENT LIABILITIES:

     Current maturities of long-term debt          $     3,092     $     1,707
     Current maturities of long-term debt,
        related parties                                  1,293           2,075
     Accounts payable                                    2,688           2,673
     Accounts payable - related parties                      -              61
     Income taxes payable                                    -             107
     Other current liabilities                             412             551
                                                    -----------    ------------

       Total  Current Liabilities                        7,485           7,174
                                                    -----------    ------------


LONG-TERM DEBT:

     Long-term debt, less current maturities            10,306          10,067
     Long-term debt - related parties,
        less current maturities                            736           1,951
                                                    -----------    -----------

          Total Long-term Debt                          11,042          12,018
                                                    -----------    ------------

          Total Liabilities                             18,527          19,192
                                                    -----------     -----------


COMMITMENTS & CONTINGENCIES:

Redeemable common stock,
     $.001 par value, 363,636 shares
        issued and outstanding                           1,500           1,500
                                                    -----------     -----------


STOCKHOLDERS' EQUITY:

     Preferred stock, no par value, 10,000,000
        shares authorized
        Series C, convertible, 10,000, and 0 shares
        issued and outstanding                             907               -
     Common Stock ($.001 par value), 50,000,000
        shares authorized, 13,555,793 and 13,430,793
        shares issued and outstanding                       13              13
     Additional paid-in capital                         25,566          25,547
     Accumulated deficit                               (10,931)        (11,397)
                                                    -----------     -----------

          Total Stockholders' Equity                    15,555          14,163
                                                    -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    35,582     $    34,855
                                                   -----------     -----------
                                                   -----------     -----------

          See Accompanying Notes To The Consolidated Financial Statements
                  RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
                   Three Months Ended March 31, 1997 and 1996
                 (Thousands of dollars except per share amounts)



                                             March 31, 1997     March 31, 1996
                                            ---------------    ---------------

Net sales                                    $    12,741          $     7,305
Cost of sales and operating expenses              10,361                5,937
                                             --------------       ------------
Gross profit                                       2,380                1,368
Selling, general and administrative expenses       1,450                  797
                                             --------------       ------------
Operating income                                     930                  571
                                             --------------        -----------
Other income (expense):
     Interest expense                               (430)                (149)
     Miscellaneous                                    26                    -
                                             --------------       ------------
Total other income (expense)                        (404)                (149)
                                             --------------       ------------
Earnings before income taxes and
     extraordinary gain                              526                  422
Extraordinary gain from settlement of debt             -                   48
                                             --------------       ------------
Earnings before income taxes                         526                  470
Income tax (expense) benefit                         295                   (4)
                                             --------------       ------------

Net earnings                                 $       821          $       466
                                             --------------       ------------
                                             --------------       ------------
Net earnings available to common
     shareholders                            $       541          $       466
                                             --------------       ------------
                                             --------------       ------------
Earnings per common share
     Net earnings before extraordinary item  $      0.04          $      0.04
     Extraordinary item                               -                  0.01
                                             --------------       ------------
Earnings per common share                    $      0.04          $      0.05
                                             --------------       ------------
                                             --------------       ------------
Weighted average shares outstanding           14,847,000           10,341,000
                                             -------------        ------------
                                             -------------        ------------




        See Accompanying Notes To The Consolidated Financial Statements
                      RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF EARNINGS
                        Six Months Ended March 31, 1997 and 1996
                     (Thousands of dollars except per share amounts)


                                             March 31, 1997    March 31, 1996
                                            ---------------    ---------------

Net sales                                    $    23,502          $    10,763
Cost of sales and operating expenses              19,813                9,352
                                             ------------          ------------
Gross profit                                       3,689                1,411
Selling, general and administrative expenses       2,663                1,553
                                             ------------          ------------
Operating income (loss)                            1,026                (142)
                                             ------------          ------------
Other income (expense):
     Interest expense                              (889)               (245)
     Miscellaneous                                   34                  -
                                             ------------          ------------
          Total other income (expense)             (855)               (245)
                                             ------------          ------------
Earnings (loss) before income taxes and
     extraordinary gain                             171                (387)
Extraordinary gain from settlement of debt           -                   48
                                            ------------          ------------
Earnings (loss) before income taxes                 171                (339)
Income tax benefit                                  295                 437
                                            ------------          ------------
     Net earnings                           $       466       $          98
                                             ------------          ------------
                                             ------------          ------------

Net earnings available to common
     shareholders                           $       186       $          98
                                             ------------        ------------
                                             ------------        ------------

Earnings per common share:
     Net earnings before extraordinary item $      0.01        $        0.01
     Extraordinary item                            -                      -
                                           ------------          ------------
Earnings per common share                 $       0.01          $        0.01
                                           ------------          ------------
                                           ------------          ------------

Weighted average shares outstanding         14,356,000            9,774,000
                                          ------------           ------------
                                          ------------           ------------


           See Accompanying Notes To The Consolidated Financial Statements


                  RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        SIX MONTHS ENDED MARCH 31, 1997
                             (Thousands of Dollars)

                                                                               Additional
                                       Preferred Stock      Common   Stock       Paid-in     Accumulated
                                       Shares   Amount     Shares    Amount      Capital      (Deficit)     Total
                                      -----------------   -----------------    ---------    -----------   ---------
Balances, September 30, 1996              -     $    -    13,430,793  $   13      $ 25,547   $  (11,397)    $ 14,163

Preferred stock Series C issued
for cash net of offerings
costs of $93                           10,000      907             -      -             -            -          907

Common stock issued on exercise or
conversion of Series I warrants             -        -       125,000      -            19            -           19

Net earnings for the period                 -        -             -      -             -          466          466
                                      -------  --------   ----------  -------   ---------     -----------   ---------

Balances, March 31, 1997               10,000   $  907    13,555,793 $   13      $ 25,566   $  (10,931)    $ 15,555
                                      -------  --------   ----------  -------   ---------   -------------   ---------
                                      -------  --------   ----------  -------   ---------   -------------   ---------



                    RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six Months Ended March 31, 1997 and 1996
                             (Thousands of Dollars)




                                                   March 31,        March 31,
                                                     1997              1996
                                                ---------------  ---------------

Operating Activities:
     Net Earnings                                 $     466      $     98
     Adjustments to reconcile net earnings
      to net cash (used in) operating
      activities:
          Depreciation and amortization               1,082           479
          Extraordinary gain from
             settlement of debts                                      (48)
          Deferred income taxes                        (295)         (441)
     Changes in Assets and Liabilities:
          Accounts receivable                        (1,209)       (1,123)
          Inventories                                    17          (213)
          Prepaid expenses and deposits                  56          (307)
          Accounts payable                               15           647
          Current liabilities, excluding debt          (246)          160
                                                   ----------   ----------
             Net Cash (used in)
             Operating Activities                      (114)         (748)
                                                   ----------    ---------

Investing Activities:
     Capital expenditures, net                         (755)         (302)
     Note receivable, related party                     (70)          128
     Other assets                                      (537)         (804)
                                                   ----------    ---------
            Net Cash (used in)
            Investing Activities                     (1,362)         (978)
                                                   ----------    ---------

Financing Activities:
     Proceeds from borrowings                         5,348         5,547
     Principal payments on borrowings                (5,721)       (4,918)
     Deferred offering costs                            (93)         (125)
     Proceeds from issuance of stock                  1,019         2,278
                                                   ----------    ---------
           Net Cash Provided by
           Financing Activities                         553         2,782
                                                   ----------    ---------
           Increase (decrease) in Cash                 (923)        1,056
           CASH, beginning of period                   1,450           184
                                                   ----------    ---------
           CASH, end of period                     $     527     $   1,240
                                                   ----------    ---------
                                                   ----------    ---------


        See Accompanying Notes To The Consolidated Financial Statements

                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



General Information
-------------------

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

II. The results of operations for the six months ending March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

III. Inventories as of March 31, 1997 and September 30, 1996, consisted of the following:


                                     March 31, 1997         September 30, 1996
                                     --------------         ------------------

           Raw materials              $      1,132                $      1,302

           Finished goods                    1,246                       1,171

           Other                                78                          -
                                       -----------                 -----------

                Total                 $      2,456                $      2,473

                                       -----------                 -----------
                                       -----------                 -----------

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere herein. Statements included on the following discussion concerning predictions of economic performance and management's plans and objectives are forward looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from the forward looking statements. Factors which would cause or contribute to such differences include, but are not limited to, factors detailed in the Company's Registration Statement on Form S-1 on file with the Commission, Commission File No. 333-20289; particularly the "Risk Factors" section; downturns in the Company's primary markets; disruptions to the Company's operations from acts of God or extended maintenance; disruptions in the availability or pricing of raw materials; transportation difficulties; and the unavailability of financing to complete management's plans and objectives.

LIQUIDITY AND CAPITAL RESOURCES

------------------------------------------------------------------------------
                                       March 31,                 September 30,
(Dollars in millions)                    1997                         1996
------------------------------------------------------------------------------
Current ratio                            1.27:1                       1.22:1
Working capital                        $    2.0                     $    1.6
------------------------------------------------------------------------------

Cash used by operating activities for the six months ending March 31, 1997 was $0.1 million compared to $0.7 million for the same period one year earlier. The improvement in cash from operating activities was primarily related to net earnings. During the six months ending March 31, 1997, accounts receivable increased as a result of increased sales volume resulting from increased demand for ferrous materials.

The Company invested $0.8 million in property, plant and equipment through March 31, 1997 for general modernization and efficiency upgrades. Planned capital expenditures during the next year for the Company's existing facilities are estimated to be $1.5 million. Included in this amount are capital expenditures for the Company's shredders and materials handling equipment designed to increase capacity and improve operating efficiencies. Management anticipates the capital expenditures will be paid with cash from operations and long-term debt financing.

Subsequent to the end of the second quarter, the Company acquired for $5.7 million substantially all the assets of Addlestone Recycling Corporation (ARC) located in Metter, Georgia. The purchase price consisted of $5.2 million payable at closing from long-term debt and $.5 million or 10,000 shares of the Company's Series D Convertible Preferred Stock (the "Series D Shares") also delivered at closing. The Series D Shares will automatically convert on April 1, 1999 into the number of shares of the Company's common stock whose average market price for the ten trading days preceding the date of conversion is equivalent to $0.5 million plus the amount of all accrued and unpaid dividends on the Series D Shares to the date of conversion. If a consolidation or merger of the Company with or into another company or entity occurs and the Company is not the surviving entity, the Series D Shares will convert immediately into the number of shares the Company's common stock whose average market price for the ten trading days preceding the date of consolidation or merger is equivalent to $0.5 million plus the amount of all accrued and unpaid dividends on the Series D Shares to the date of conversion. Holders of the Series D Shares are entitled to dividends on a cumulative basis at an annual rate of eight percent, payable quarterly in cash. At anytime prior to April 1, 1999, the Company shall have the right to redeem the outstanding shares of Series D Preferred Stock, in whole or in part, at a cash redemption price equal to the sum of $50 per share, and the amount of all accrued but unpaid dividends on the Series D Preferred Stock. The Company has not assumed or guaranteed any of the liabilities of ARC.

Subject to completion of definitive documentation, the Company intends to purchase substantially all the assets of Addlestone International Corporation
(AIC) a metals recycling facility located in Georgetown,  South Carolina.

At March 31, 1997 and September 30, 1996, the Company has $10.2 million and $8.4 million, respectively, outstanding under a three year credit facility with a lending institution totaling $12.5 million.

Subsequent to the end of the second quarter, the Company entered into a $20 million credit facility with a lending institution replacing the previously maintained credit facility. The facility has maturity terms ranging from six months to three years. Utilization of the credit facility is limited by existing debt covenants.

On December 31, 1996, the Company completed a private placement of $1.0 million of Series C Convertible Preferred Stock (Series C Preferred). Net proceeds to the Company were $907,000. Each Series C Preferred is convertible at a discount, without further payment, into the number of shares of Common Stock determined by dividing ( I ) the sum of a (a) $100 plus (b) the amount of all accrued dividends on the Series C Preferred by (ii) the lessor of $1.58125 or 73% of the average reported closing bid price of a share of Common Stock for the five consecutive trading days immediately preceding the date of conversion. The discount provision is recognized as an imputed deemed dividend in the amount of $0.4 million reducing income available to common shareholders on a pro rata basis from the date of issuance to the first conversion date that conversion can occur. The funds from issuing the Series C Preferred were used for general working capital requirements.

Subsequent to the end of the quarter, Recycling Industries, Inc. gave notice of it's intention to repurchase by May 30, 1997, all of its' outstanding Series C Preferred for $1.3 million. The Company will use a combination of existing cash and financing to fund the repurchase of the Series C Preferred.

Subsequent to March 31, 1997, the Board of Directors of Recycling Industries, Inc. authorized the repurchase of up to 700,000 shares of common stock in open market transactions. The Company expects to fund the repurchase of common stock with cash from operations.

The Company is required to implement Financial Accounting Standards Board Statement No. 128, "Earnings per Share," in fiscal year 1998. Application of the new rules would not have a significant impact upon the financial statements of the Company for the three and six months ending March 31, 1997.

Management intends to continue seeking opportunities for expansion in the metals recycling business and believes that the Company's liquidity, capital resources and borrowing capabilities are adequate for its current operations. The Company may, however, need to raise additional capital to fund the acquisition and integration of additional metals recycling businesses which is an integral component of the Company's strategy. The Company may raise such funds through warrant exercises, bank financing or public or private offerings of its securities. There can be no assurance that the Company will be able to secure such additional financing. If the Company is not successful in securing such financing, the Company's ability to pursue its acquisition strategy may be impaired and the results of operations for future periods may be adversely affected.


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

Net sales for the three and six months ending March 31, 1997 were $12.7 million and $23.5 million, respectively. This is an increase of $5.4 million and $12.7 million, respectively, compared to the same periods one year earlier. The increase in sales is primarily related to the acquisition of Mid-America, Weissman and Anglo. The average sales price per ton of prepared ferrous scrap increased by six percent and three percent for the three and six months ending March 31, 1997, respectively, compared to the same periods one year earlier. The increase in the average selling price is primarily attributable to increased demand for ferrous materials.

Gross profit for the quarter and year-to-date was $2.4 million and $3.7 million, respectively. This is an increase of $1 million and $2.3 million, respectively, compared to the same periods one year earlier. The increase resulted primarily from the acquisition of Mid-America, Weissman and Anglo.

Operating income for the quarter and year-to-date increased by $0.4 million and $1.2 million, respectively, compared to the same periods one year earlier. The increase resulted primarily from acquisitions of Mid-America, Weissman and Anglo.

Selling, general and administrative (SG&A) expenses for the quarter and year-to-date totaled $1.5 million and $2.7 million, respectively. S,G&A increased by $0.7 million and $1.1 million for the quarter and year-to-date, respectively, compared to the same periods one year earlier. The increase was primarily the result of acquiring Mid-America, Weissman and Anglo.

Interest expense increased for the quarter and year-to-date by $0.3 million and $0.6 million, respectively, compared to the same periods one year earlier. The increase was primarily related to increases in long-term debt to finance the acquisition of Mid-America, Weissman and Anglo.

During the quarter, the Company recorded a $0.3 million income tax benefit as a result of utilizing a net operating loss carryforward to offset anticipated taxable income. Remaining net operating loss carry-overs available through the year 2011 are approximately $9.3 million.

Net earnings available to common shareholders for the three and six months ending March 31, 1997 was reduced in computing earnings per common share by an imputed deemed dividend in the amount of $0.3 million or $0.02 per common share. The imputed deemed dividend resulted from a discount provision included in the Series C Preferred issued on December 31, 1996.

The Company does not believe its businesses have been adversely affected by general inflation.





                          PART II - OTHER INFORMATION



Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

   (a) Exhibits
         Number      Description
         ------      -----------
           11        Statement regarding computation of per share earnings.
           27        Financial data schedule (electronic version only)

   (b) Reports on form 8-K. Recycling Industries, Inc. has not filed any reports on Form 8-K during the three months ending March 31, 1997.





                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      Date: May 14, 1997

                      Recycling Industries, Inc.



                      By: /s/ Thomas J. Wiens
                         ---------------------------------------------
                          Thomas J. Wiens, Chairman & Chief Executive Officer



                      By: /s/ Brian L. Klemsz
                         ---------------------------------------------
                          Brian L. Klemsz, Principal Financial Officer