Form 10-Q
period 1997-06-30
RECYCLING INDUSTRIES INC
filed 1997-08-19
CIK 769879

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-Q

             X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           -----
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended: June 30, 1997

                 TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
           -----
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File Number: 0-20179

                             RECYCLING INDUSTRIES, INC.
                 ------------------------------------------------------
                 (Exact Name of Registrant as Specified in its Charter)


             Colorado                                        84-1103445
--------------------------------                       ---------------------
 (State or Other Jurisdiction of                        (I.R.S. Employer
 Incorporation or Organization)                         Identification Number)


384 Inverness Drive South, Suite 211
        Englewood, Colorado                                         80112
------------------------------------------------                --------------
(Mailing Address of Principal Executive Offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code:  (303) 790-7372

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

                   Yes   X     No
                       -----      -----

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the close of the period covered by this Report.

                                         NUMBER OF SHARES OUTSTANDING AS OF:
           CLASS                                    June 30, 1997
----------------------------            -----------------------------------
Common Stock, $.001 Par Value                        13,884,000






                               TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION                                         PAGE
-------------------------------                                         ----

    Item 1. Financial Statements*

        Consolidated Balance Sheets -June 30, 1997
          and September 30, 1996                                         1-2

        Consolidated Statements of Operations for the three and nine
          months ended June 30, 1997 and 1996                            3-4

        Consolidated Statement of Stockholders' Equity for the
          nine months ended June 30, 1997                                 5

        Consolidated Statements of Cash Flows for the nine
          months ended June 30, 1997 and 1996                             6

        Notes to the Consolidated Financial Statements                    7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                         8-10

PART II -- OTHER INFORMATION
----------------------------

        Item 1.  Legal Proceedings                                       11

        Item 2.  Changes in Securities                                   12

        Item 6.  Exhibits and Reports on Form 8-K                        13

        Signatures                                                       15



  * The accompanying interim financial statements have not been audited by an independent certified public accountant. Only those statements corresponding to a fiscal year-end (September 30) are audited.



                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      June 30, 1997 and September 30, 1996
                            (Thousands of Dollars)


                                    ASSETS
                                    ------


                                               June 30, 1997 September 30, 1996
                                              -------------- ------------------


CURRENT ASSETS:
     Cash                                     $         469       $       1,450
 Accounts receivable,
  less allowance for doubtful accounts
  of $40 and $10                                      7,538               4,379
 Accounts receivable, related party                     -                    77
 Inventories                                          4,030               2,473
 Deferred income taxes                                  810                 -
 Prepaid expenses and deposits                          402                 392
                                              -------------       -------------
  Total Current Assets                               13,249               8,771
                                              -------------       -------------
PROPERTY, PLANT AND EQUIPMENT, net                   32,980              20,492
                                              -------------       -------------

OTHER ASSETS:
 Deferred income taxes                                  585                 800
 Other assets, net of amortization                    5,988               4,792
                                              -------------       -------------
  Total Other Assets                                  6,573               5,592
                                              -------------       -------------
TOTAL ASSETS                                   $     52,802       $      34,855
                                              -------------       -------------
                                              -------------       -------------


         See Accompanying Notes to the Consolidated Financial Statements

                                       1


                    RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1997 and September 30, 1996
                               (Thousands of Dollars)



                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

                                              June 30, 1997  September 30, 1996
                                              -------------  ------------------

CURRENT LIABILITIES:
  Current maturities of long  term debt       $       5,631      $       1,707
  Current maturities of long  term debt,
     related parties                                  1,201              2,075
  Accounts payable                                    3,151              2,673
  Accounts payable - related parties                    -                   61
  Income taxes - payable                                -                  107
  Other current liabilities                             654                551
                                              -------------     --------------

    Total  Current Liabilities                       10,637              7,174
                                              -------------     --------------

LONG  TERM DEBT:
  Long  term debt, less current maturities           24,503             10,067
  Long  term debt - related parties,
     less current maturities                            685              1,951
                                              -------------     --------------
    Total Long  Term Debt                            25,188             12,018
                                              -------------     --------------
    Total Liabilities                                35,825             19,192
                                              -------------     --------------

COMMITMENTS & CONTINGENCIES:
  Redeemable common stock,
     $.001 par value, 364,000 shares
     issued and outstanding                           1,500              1,500
                                              -------------     --------------

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value,
     10,000,000 shares authorized
     Series D, convertible, 10,000,
     and 0 shares issued and outstanding                500                -
  Common Stock ($.001 par value),
     50,000,000 shares authorized,
     13,884,000 and 13,431,000 shares
     issued and outstanding                              14                 13
  Additional paid  in capital                        25,452             25,547
  Accumulated deficit                               (10,489)           (11,397)
                                              -------------     --------------
    Total Stockholders' Equity                       15,477             14,163
                                              -------------     --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $      52,802      $      34,855
                                              -------------     --------------
                                              -------------     --------------


           See Accompanying Notes to the Consolidated Financial Statements

                                       2



                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three months ended June 30, 1997 and 1996
                 (Thousands of dollars except per share amounts)




                                              June 30, 1997      June 30, 1996
                                              -------------      --------------

Net sales                                     $      17,056      $       6,749

Cost of sales and operating expenses                 14,634              6,993
                                              -------------     ---------------
Gross profit (loss)                                   2,422               (244)

Selling, general and administrative expenses          1,305                664
                                              -------------     ---------------
Operating income (loss)                               1,117               (908)
                                              -------------     ---------------
Other income (expense):
   Interest expense                                    (645)              (190)
   Miscellaneous                                         23                (28)
                                              -------------     ---------------
   Total other income (expense)                        (622)              (218)
                                              -------------     ---------------
Earnings (loss) before income tax benefit               495             (1,126)
Income tax benefit                                      300                  -
                                              -------------     ---------------
Net earnings (loss)                                     795             (1,126)

Preferred stock dividends                                72                  -
                                              -------------     ---------------
Net earnings (loss) available to common
   shareholders                               $         723       $     (1,126)
                                              -------------     ---------------
                                              -------------     ---------------

Earnings (loss) per common share              $        0.05       $      (0.11)
                                              -------------     ---------------
                                              -------------     ---------------

Weighted average shares outstanding              14,758,000         10,105,000
                                              -------------     ---------------
                                              -------------     ---------------


           See Accompanying Notes to the Consolidated Financial Statements

                                       3


                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Nine months ended June 30, 1997 and 1996
                 (Thousands of dollars except per share amounts)


                                              June 30, 1997      June 30, 1996
                                              -------------      --------------

Net sales                                     $      40,558      $      17,484

Cost of sales and operating expenses                 34,447             16,345
                                              -------------      --------------
Gross profit                                          6,111              1,139

Selling, general, and administrative expenses         3,968              2,169
                                              -------------      --------------
Operating income (loss)                               2,143             (1,030)
Other income (expense):
   Interest expense                                  (1,534)              (435)
   Miscellaneous                                         57                  -
                                              -------------      --------------
  Total other income (expense)                       (1,477)              (435)
                                              -------------      --------------
Earnings (loss) before income tax benefit               666             (1,465)
Income tax benefit                                      595                437
                                              -------------      --------------
Net earnings (loss)                                   1,261             (1,028)

Preferred stock dividends                               353                  -
                                              -------------      --------------
Net earnings (loss) available to common
     shareholders                             $         908       $     (1,028)
                                              -------------      --------------
                                              -------------      -------------
Earnings (loss) per common share              $        0.06       $      (0.11)
                                              -------------      --------------
                                              -------------      -------------
Weighted average shares outstanding              14,209,000          9,309,000
                                              -------------      -------------
                                              -------------      -------------



         See Accompanying Notes to the Consolidated Financial Statements
                                       4



                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                        Nine months ended June 30, 1997
                             (Thousands of Dollars)


                                                                                Additional
                                     Preferred Stock       Common Stock          Paid-in    Accumulated
                                    Shares     Amount    Shares     Amount       Capital     (Deficit)    Total
                                   --------  --------   --------   -------    -----------   ----------- ---------
Balances, September 30, 1996          -     $    -     13,795,000  $   13     $   25,547    $ (11,397)  $ 14,163

Preferred stock Series C
  issued for cash                   10,000    1,000           -         -            -            -        1,000

Redemption of preferred
  stock Series C                   (10,000)  (1,000)          -         -            -            -       (1,000)

Preferred stock Series D issued     10,000      500           -         -            -            -          500
 for acquisitions

Common stock issued on
 exercise or conversion of
 Series I warrants                    -          -        155,000       1             24          -           25

Common stock repurchased              -          -        (66,000)      -           (119)         -         (119)

Dividends Paid                        -          -           -          -            -           (353)      (353)

Net earnings for the period           -          -           -          -            -          1,261      1,261
                                 ----------  --------  ----------  --------   ------------  ----------- ---------

Balances, June 30, 1997             10,000   $  500    13,884,000  $   14     $    25,452   $ (10,489)  $ 15,477
                                 ----------  --------  ----------  --------   -----------   ----------- ---------
                                 ----------  --------  ----------  --------   -----------   ----------- ---------




See Accompanying Notes to the Consolidated Financial Statements
                                       5


                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Nine months ended June 30, 1997 and 1996
                             (Thousands of Dollars)


                                              June 30, 1997      June 30, 1996
                                              -------------      -------------

Operating Activities:
   Net Earnings (loss)                        $       1,261      $      (1,028)
   Adjustments to reconcile net earnings
     to net cash (used in) operating activities:
      Depreciation and amortization                   1,777                742
      Deferred income taxes                            (595)              (441)
   Changes in Assets and Liabilities:
      Accounts receivable                            (3,082)              (853)
      Inventories                                    (1,357)              (164)
      Prepaid expenses and deposits                     (10)              (224)
      Accounts payable                                  417              1,392
      Current liabilities, excluding debt                (4)               171
                                               -------------     --------------
         Net Cash (used in) Operating Activities     (1,593)              (405)
                                               -------------     --------------

 Investing Activities:
   Capital expenditures, net                         (2,313)            (1,362)
   Note receivable, related party                        -                  28
   Acquisitions                                     (11,200)                -
   Other assets                                      (1,649)            (1,327)
                                               -------------     --------------
      Net Cash (used in) Investing Activities       (15,162)            (2,661)
                                               -------------     --------------

Financing Activities:
   Proceeds from borrowings                          23,560              9,506
   Principal payments on borrowings                  (7,339)            (7,842)
   Deferred offering costs                               -                (678)
   Dividends Paid                                      (353)                -
   Net proceeds from issuance of stock                1,025              2,292
   Redemption of preferred stock                     (1,000)                -
   Common stock repurchased                            (119)                -
                                                 -------------     ------------

      Net Cash Provided by Financing Activities      15,774              3,278
                                               -------------     --------------

      Increase (decrease) in Cash                      (981)               212

      CASH, beginning of period                       1,450                184
                                               -------------     --------------
      CASH, end of period                      $        469      $         396
                                               -------------     --------------
                                               -------------     --------------



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

II. The results of operations for the nine months ending June 30, 1997, and 1996, are not necessarily indicative of the results to be expected for the full year.

III. Inventories as of June 30, 1997, and September 30, 1996, consisted of the following:


                             June 30, 1997          September 30, 1996
                            ---------------         ------------------

       Raw materials         $      2,137              $      1,302
       Finished goods               1,721                     1,171
       Other                          172                        -
                             ----------------          ----------------
          Total              $      4,030              $      2,473
                             ----------------          ----------------
                             ----------------          ----------------


          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere herein. Statements included on the following discussion concerning predictions of economic performance and management's plans and objectives are forward looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from the forward looking statements. Factors which would cause or contribute to such differences are summarized in the following discussions and include: downturns in the Company's primary markets; disruptions to the Company's operations from acts of God or extended maintenance; disruptions in the availability or pricing of raw materials; transportation difficulties; and the unavailability of financing to complete management's plans and objectives.


LIQUIDITY AND CAPITAL RESOURCES

-------------------------------------------------------------------------

                                            June 30,        September 30,
(Dollars in millions)                         1997               1996
-------------------------------------------------------------------------

Current ratio                                1.25:1             1.22:1
Working capital                            $    2.6          $     1.6
-------------------------------------------------------------------------


Cash used by operating activities for the nine months ending June 30,
1997, was $1.6 million, an increase of  $1.2 million compared to the same
period one year earlier.   The increase in cash used in operating activities
was primarily related to increases in accounts receivable and inventory.

The Company invested $2.3 million in property, plant and equipment through June 30, 1997, for general modernization and efficiency upgrades. Planned capital expenditures during the next year for the Company's existing facilities are estimated to be $2 million. Included in this amount are capital expenditures for the Company's shredders and materials handling equipment designed to increase capacity and improve operating efficiencies. Management anticipates the capital expenditures will be paid with cash from operations and long-term debt financing.

On April 7, 1997, the Company acquired for $5.7 million substantially all the assets of Addlestone Recycling Corporation (ARC) located in Metter, Georgia. The purchase was financed with $5.2 million of proceeds from the Company's existing credit facility and $.5 million or 10,000 shares of the Company's Series D Convertible Preferred Stock (the "Series D Shares"). The Series D Shares will automatically convert on April 1, 1999 into the number of shares of the Company's common stock whose average market price for the ten trading days preceding the date of conversion is equivalent to $0.5 million plus the amount of all accrued and unpaid dividends on the Series D Shares to the date of conversion.
If a consolidation or merger of the Company with or into another company or entity occurs and the Company is not the surviving entity, the Series D Shares will convert immediately into the number of shares the Company's common stock whose average market price for the ten trading days preceding the date of consolidation or merger is equivalent to $0.5 million plus the amount of all accrued and unpaid dividends on the Series D Shares to the date of conversion. Holders of the Series D Shares are entitled to dividends on a cumulative basis at an annual rate of eight
percent, payable quarterly in cash.   At anytime prior to April 1, 1999,
the Company shall have the right to redeem the outstanding shares of Series D Preferred Stock, in whole or in part, at a cash redemption price equal to the sum of $50 per share, and the amount of all accrued but unpaid dividends on the Series D Preferred Stock. The Company has not assumed or guaranteed any of the liabilities of ARC.

                                       8
On June 25, 1997, the Company acquired for $6 million substantially all the assets of Addlestone International Corporation (AIC) located in Georgetown, South Carolina. The purchase was financed with the proceeds from a $7 million convertible note due on July 3, 1998, and bears interest at prime plus four percent per annum until December 20, 1997, and thereafter will increase by one percent per annum each month. If not paid on or before its maturity, the note is convertible into common stock of the Registrant at 90 percent of the average closing price of the Common Stock then listed for the ten trading days immediately prior to the Conversion Date. The discount provision is recognized as imputed interest in the amount of $0.8 million recognized as additional interest expense on a pro rata basis from the date of issuance to the first conversion date that the conversion can occur. In connection with the bridge financing, the Company issued Warrants to purchase 990,000 shares of Common Stock at $2.00 per share, exercisable until June 20, 2002. The Company has not assumed or guaranteed any of the liabilities of AIC.

At September 30, 1996, the Company had $8.4 million outstanding under a three year credit facility with a lending institution totaling $10 million. During the quarter, the Company increased the existing credit facility to $25 million with maturity terms ranging from six months to
three years.   As of June 30, 1997, the Company had $20.1 million
outstanding under the new credit facility.   The Company borrowed $9.9
million against the credit facility during the quarter, the proceeds of which were used with other borrowings to fund acquisitions and for other
general corporate purposes.   Utilization of the credit facility is
limited by existing debt covenants.

On December 31, 1996, the Company completed a private placement of $1 million of Series C Convertible Preferred Stock ("Series C Preferred"). Net proceeds to the Company were $907,000. For the quarter ending June 30, 1997, the Company redeemed the Series C Preferred for $1.3 million with a combination of existing cash and financing from the Company's credit facility. Included in the redemption price was a dividend in the amount of $0.3 million.

During the quarter, the Board of Directors of Recycling Industries, Inc. authorized the repurchase of up to 700,000 shares of common stock in open market transactions. As of June 30, 1997, the Company had acquired 66,000 shares for $0.1 million with cash from operations.

The Company is required to implement Financial Accounting Standards Board Statement No. 128, "Earnings per Share," in fiscal year 1998.
Application of the new rules would not have a significant impact upon the financial statements of the Company for the three and nine months ending June 30, 1997.

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



RESULTS OF OPERATIONS

The Company's operating results depend in large part on its ability to effectively manage the purchase, processing and sale of scrap metals.
The demand for processed ferrous and non-ferrous material is subject to general economic, industry and market-specific conditions beyond the Company's control which may result in periodic fluctuations in the sales prices of the Company's products. The Company seeks to maintain its operating margins by adjusting the purchase price for raw ferrous and non-ferrous metals in response to such fluctuations, subject to local market conditions. Although the Company is unable to hedge against changes in market prices, it seeks to minimize this risk by maintaining low inventory levels of raw and processed material.

Net sales for the three months ended June 30, 1997, were $17.1 million, an increase of $10.3 million compared to the same period one year earlier. The increase is primarily related to the acquisition of Weissman Iron and Metal ("Weissman") in August 1996 and ARC in April 1997. Net sales for the nine months ended June 30, 1997, were $40.6 million, an increase of $23.1 million compared to the same period one year ago. The increase is primarily related to the acquisition of Anglo, Mid-America Shredding, Weissman and ARC. The average sales price per ton of prepared ferrous material increased by twelve percent and seven percent for the three and nine months ending June 30, 1997, respectively, compared to the same periods one year earlier. The increase in the average selling price is primarily attributable to increased demand for ferrous materials.

Gross profit for the three months ended June 30, 1997, was $2.4 million, an increase of $2.7 million compared to the same period one year earlier. The increase was primarily related to the acquisition of Weissman and ARC. Gross profit for the nine months ended June 30, 1997, was $6.1 million, an increase of $5 million compared to the same period one year earlier. The increase resulted primarily from the acquisition of Mid-America Shredding, Weissman and ARC.

Operating income for the three and nine months ending June 30, 1997, increased by $2 million and $3.2 million, respectively, compared to the same periods one year earlier. The increase for the three months resulted primarily from the acquisition of Weissman and ARC. The year-to-date increase resulted from the acquisition of Mid-America Shredding, Weissman, and ARC.

Selling, general and administrative (SG&A) expenses for the three and nine months ended June 30, 1997, were $1.3 million and $4 million, respectively. SG&A increased by $0.6 million and $1.8 million for the three and nine months, respectively, compared to the same periods one year earlier. The increase was primarily the result of acquisitions. As a percent of sales, SG&A declined by two percent for the three and nine months ended June 30, 1997, compared to the same periods one year earlier. As a result of continued emphasis on productivity improvements, the Company has managed to achieve increases in sales without significant increases in support costs as a percentage of sales.

Interest expense increased for the three and nine months ended June 30, 1997, by $0.5 million and $1.1 million, respectively, compared to the same periods one year earlier. The increases were primarily related to increases in long-term debt to finance the acquisitions of Weissman, ARC, Anglo and Mid-America Shredding.

During the quarter, the Company recorded a $0.3 million income tax benefit as a result of utilizing a net operating loss carryforward to offset anticipated taxable income. Remaining net operating loss carry-overs available through the year 2011 are approximately $9 million.

Earnings (loss) per common share amounts were computed by dividing earnings (loss) after deduction of preferred stock dividends by the average number of common and dilutive equivalent shares outstanding. Fully diluted per-common-share amounts assume conversion of the Preferred Stock and the issuance of common stock for all other potentially dilutive Common Stock equivalents outstanding.

The Company does not believe its businesses have been adversely affected by general inflation.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

On June 18, 1997, litigation was commenced against the Company for breach of contract, quantum meruit, negligence, fraud and violation of federal and state securities laws arising out of investments made with an individual named John Silvia, Jr. and into Caside Associates, Recycling Associates Trust and/or Environmental Recovery Systems of Somerset, Inc., a former subsidiary of the Company. The litigation, filed in the Massachusetts Trial Court, Bristol Division and captioned William C. Mitchell et al. v. Recycling Industries, Inc., seeks damages in excess of $2,000,000. The Company believes the plaintiff's claims to be without merit and is vigorously defending this matter.

On May 31, 1996, litigation was commenced against the Company seeking a temporary injunction against the Company prohibiting the Company's operations at its Harlingen, Texas facility from throwing debris and scrap metal onto an adjoining parcel of property and a permanent injunction enjoining the Company from operating its scrap metal business at the Harlingen facility. The litigation was brought in the Texas District Court for Cameron County, Texas and is captioned Yarbroughs, Inc. v. Recycling Industries, Inc. d/b/a Anglo Iron & Metals, Inc. The Company believes the allegations in the complaint are without merit and is vigorously defending this action.

Item 2 - Changes in Securities

Recent Sales of Unregistered Securities

During the quarter ended June 30, 1997, the Company completed the following sales of its securities pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. Based upon representations made to the Company and further investigation by the Company, the Company believes that each purchaser in the following transactions was an accredited investor as that term is defined under Rule 501(a) of Regulation D:

  1. In connection with the Company's acquisition of substantially all of the assets of ARC, on April 7, 1997, the Company issued 10,000 shares of Series D Convertible Preferred Stock (the "Series D Shares") to Addlestone Recycling Corporation, as payment of $500,000 of the purchase price for that acquisition.

       The Series D Shares will automatically convert on April 1, 1999 into that number of shares of the Company's common stock whose average market price for the ten trading days preceding the date of conversion is equivalent to $500,000 plus the amount of all accrued and unpaid dividends on the Series D Shares to the date of conversion. Holders of the Series D Shares are entitled to dividends on a cumulative basis at an annual rate of eight percent, payable quarterly in cash.

  2. On April 7, 1997, the Company issued warrants to acquire up to 128,000 shares of its common stock to Coast Business Credit in connection with an increase in the Company's credit facility from $12 million to $20 million. Each warrant is exercisable at a price of $1.5625 per share.

  3. On June 23, 1997, the Company issued warrants to acquire up to 990,000 shares of its common stock to Siena Capital Partners, L.P. and BankBoston, N.A., in connection with a $7 million short-term bridge loan. The exercise price for 650,000 of these warrants is $2.00 per share. The exercise prices for the remaining 340,000 warrants will be determined at various dates through June 23, 1998.

Item 6 - Exhibits and Reports on Form 8-K

Exhibits

  3.1   Amended Bylaws of Recycling Industries, Inc.*

  4.1 Designation of Preferences, Limitations and Relative Rights of the Series D Convertible Preferred Stock of Recycling Industries, Inc., incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K reporting an event of April 7, 1997, as amended June 20, 1997 on Form 8-K/A, Commission File No. 0-20179.

  10.1   Agreements related to the acquisition of Addlestone International
Corporation:

  10.1.1 Asset Purchase Agreement dated February 16, 1997 by and among Recycling Industries of Georgia, Inc., Recycling Industries, Inc., Addlestone Recycling Corporation, Nathan Addlestone, Keith Rosen and Susan Berlijn, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K reporting an event of April 7, 1997, as amended June 20, 1997 on Form 8-K/A, Commission File No. 0-20179.

  10.2   Agreements related to the Acquisition of Addlestone International
Corporation:

  10.2.1 Asset Purchase Agreement dated April 8, 1997 by and among Recycling Industries of South Carolina, Inc., Recycling Industries, Inc., Addlestone

International Corporation and Nathan Addlestone, incorporated by reference to
Exhibit 10.1 to the Company's Current Report on Form 8-K reporting an event of June 25, 1997, Commission File No. 0-20179.

  10.2.2 First Amendment to the Asset Purchase Agreement dated June 24, 1997 by and among Recycling Industries of South Carolina, Inc., Recycling Industries, Inc., Addlestone International Corporation and Nathan Addlestone, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K reporting an event of June 25, 1997, Commission File No. 0-20179.

  10.2.3 Site Maintenance and Indemnification Agreement dated June 24, 1997 by and among Recycling Industries of South Carolina, Inc., Recycling Industries, Inc., Addlestone International Corporation and Nathan Addlestone, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K reporting an event of June 25, 1997, Commission File No. 0-20179.

  10.3 Second Amended and Restated Loan and Security Agreement dated April 7, 1997, by and among Recycling Industries, Inc.; Nevada Recycling, Inc.; Recycling Industries of Texas, Inc.; Recycling Industries of Missouri, Inc.; Recycling Industries of Georgia, Inc.; Weissman Industries, Inc.; and Coast Business Credit, incorporated by reference to Exhibit 10.19 to the Company's Registration Statement on Form S-1, as amended June 24, 1997, Commission File No. 333-20289.

  10.4 Agreements related to the Siena Capital Partners, L.P. short-term bridge loan:

  10.4.1 Securities Purchase Agreement dated June 20, 1997, by and among Recycling Industries, Inc. and Siena Capital Partners, L.P.*

  10.4.2 Form of $7,000,000 Promissory Note from Recycling Industries, Inc. to Siena Capital Partners, L.P.*

  10.4.3   Form of Warrant Agreement.*

  27  Financial Data Schedule.*


*  Filed Herewith



Reports of Form 8-K

  1. Current Report on Form 8-K dated April 21, 1997, reporting the acquisition of substantially all of the assets of Addlestone Recycling Corporation on April 7, 1997.

  2. Current Report on Form 8-K/A dated June 20, 1997, amending the Current Report on Form 8-K dated April 21, 1997 to filed the following financial statements:

       (a) Audited Combined Financial Statements as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994 of Addlestone Recycling Corporation and Addlestone International Corporation;

       (b) Unaudited Pro-forma Consolidated Financial Statements for Recycling Industries, Inc. and Subsidiaries as of March 31, 1997 and for the 12 months ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                           DATE: AUGUST  18, 1997

                           RECYCLING INDUSTRIES, INC.



                           By:  /s/ Thomas J. Wiens
                           ---------------------------------------------------
                           Thomas J. Wiens, Chairman & Chief Executive Officer





                           By: /s/ Brian L. Klemsz
                           ---------------------------------------------------
                           Brian L. Klemsz, Principal Financial Officer


