Form 10-K
period 1997-09-30
RECYCLING INDUSTRIES INC
filed 1998-01-13
CIK 769879

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549


                                      FORM 10-K

    X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
  ------                OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED:  SEPTEMBER 30, 1997

  ------       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                            COMMISSION FILE NUMBER 0-20179

                              RECYCLING INDUSTRIES, INC.
               -----------------------------------------------------
                (Exact Name of Registrant as Specified in its Charter)

                                       COLORADO
                                 ---------------
                  (State or Other Jurisdiction of Incorporation or Organization)

                                      84-1103445
                             ------------------------
                       (I.R.S. Employer Identification Number)

          9780 S. MERIDIAN BLVD, SUITE 180,
                    ENGLEWOOD, CO                                80112
----------------------------------------------------------     -----------
  (Mailing Address of Principal Executive Offices)             (Zip Code)

          Registrant's Telephone Number, Including Area Code: (303) 790-7372

           Securities Registered Pursuant to Section 12(b) of the Act: NONE

Securities Registered Pursuant to Section 12(g) of the Act: COMMON STOCK, $.001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the Registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days.

          (1) Yes  X       No
                  ---

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting common equity held by non-affiliates of the Registrant was approximately $87,713,226. This calculation is based upon the closing price of the stock on December 31, 1997 of $6.00, and the number of shares held by non-affiliates, which was 14,618,871 shares on December 31, 1997.

     The number of shares of the Registrant's $.001 par value Common Stock that was outstanding as of December 31, 1997 was 18,006,974.

                      Documents Incorporated by Reference: None

                                 TABLE OF CONTENTS

PART I                                                                 PAGE
                                                                       ----

     Item  1.    Business. . . . . . . . . . . . . . . . . . . . . . . . 1
     Item  2.    Properties. . . . . . . . . . . . . . . . . . . . . . .12
     Item  3.    Legal Proceedings . . . . . . . . . . . . . . . . . . .13
     Item  4.    Submission of Matters to a
                      Vote of Security Holders . . . . . . . . . . . . .13
                 Special Considerations Effecting the Company. . . . . .13

PART II

     Item  5.    Market for Registrant's Common Equity
                      and Related Stockholder Matters. . . . . . . . . .14
     Item  6.    Selected Financial Data . . . . . . . . . . . . . . . .15
     Item  7.    Management's Discussion and Analysis of
                      Financial Condition and Results of Operations. . .19
     Item  8.    Financial Statements and Supplementary Data . . . . F-1 - F-30
     Item  9.    Changes in and Disagreements with Accountants
                      on Accounting and Financial Disclosure . . . . . .26

PART III

     Item 10.    Directors and Executive Officers of the Registrant. . .27
     Item 11.    Executive Compensation. . . . . . . . . . . . . . . . .30
     Item 12.    Security Ownership of Certain Beneficial
                      Owners and Management. . . . . . . . . . . . . . .32
     Item 13.    Certain Relationships and Related Transactions. . . . .33

PART IV

     Item 14.    Exhibits, Financial Statement Schedules and
                      Reports on Form 8-K. . . . . . . . . . . . . . . .34

     Signatures        . . . . . . . . . . . . . . . . . . . . . . . . .41

STATEMENTS AND INFORMATION PRESENTED WITHIN THIS ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED SEPTEMBER 30, 1997 FOR RECYCLING INDUSTRIES, INC. AND ITS SUBSIDIARIES (COLLECTIVELY THE "COMPANY") CONTAIN "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. THESE FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF PREDICTIVE, FUTURE-TENSE OR FORWARD LOOKING TERMINOLOGY, SUCH AS "BELIEVES," "ANTICIPATES," "EXPECTS," "ESTIMATES," "MAY," "WILL" OR SIMILAR TERMS. FORWARD-LOOKING STATEMENTS ALSO INCLUDE PROJECTIONS OF FINANCIAL PERFORMANCE, STATEMENTS REGARDING MANAGEMENT'S PLANS AND OBJECTIVES AND STATEMENTS CONCERNING ANY ASSUMPTIONS RELATING TO THE FOREGOING. CERTAIN IMPORTANT FACTORS REGARDING THE COMPANY'S BUSINESS, OPERATIONS AND COMPETITIVE ENVIRONMENT WHICH MAY CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS ARE DISCUSSED BELOW UNDER THE CAPTION "SPECIAL CONSIDERATIONS."


                                        PART I


ITEM 1 - BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

The Company, a Colorado corporation organized in 1988, is a full-service metals recycler primarily engaged in the collection and processing of various ferrous and non-ferrous metals for resale to domestic and foreign steel producers and other metals producers and processors through its subsidiaries, Nevada Recycling, Inc., Recycling Industries of Texas, Inc., Recycling Industries of Missouri, Inc., Recycling Industries of Iowa, Inc., Recycling Industries of Georgia, Inc. and Recycling Industries of South Carolina, Inc. The Company operates seven metals recycling facilities in Nevada, Southern Texas, Missouri, Georgia, Iowa, and South Carolina. The Company commenced its metals recycling operations in May 1994 and has increased its revenues from approximately $4.8 million for the year ended September 30, 1994 to $62.4 million for the year ended September 30, 1997.

During the fiscal year ended September 30, 1997, the Company completed two acquisitions. In April 1997, Recycling Industries of Georgia, Inc. acquired substantially all the assets of Addlestone Recycling, Inc., a metals recycling company located in Georgia ("ARC"). In June 1997, Recycling Industries of South Carolina, Inc. acquired substantially all the assets of Addlestone International, Inc., a metals recycling company located in South Carolina ("AIC").

As described under the caption "Business-Events Subsequent to September 30, 1997," below. In December 1997, the Company acquired six additional scrap metals recycling facilities and completed approximately $220 million in financing.

DESCRIPTION OF BUSINESS

The Company recycles and processes ferrous and non-ferrous metals through a process of sorting purchased metals according to their grade and quality and using shredding or other methods to reduce and then selling the recycled or processed metal to its customers.

MARKETS

THE FERROUS SCRAP MARKET

The largest portion of the Company's operations involves the collection, processing and sale of prepared ferrous scrap to regional and local steel mills operating electric arc furnaces ("EAFs") and to a lesser degree integrated steel manufacturers who utilize ferrous scrap in their blast furnace operations. All of the Company's facilities process ferrous scrap. Demand for ferrous scrap is expected to increase as a number of new EAFs come on line in the next several years. According to industry estimates, the anticipated continuing increase in EAF production to an estimated 50 million net tons by the year 2000 may cause ferrous scrap shortages, resulting in further increases in processed ferrous scrap prices.

The geographic market for prepared ferrous scrap, tends to be within a 100 to 150 mile radius of the metals recycler, but may include shipments to Asian markets via deep water port facilities located on the west coast of the United States. The primary limitation on the geographic size of the supply and resale markets in the metals recycling industry are the transportation costs of raw and processed ferrous scrap. For this reason, metal scrap processing facilities tend to be located on or near key rail, interstate highway or water transportation routes.

The price for processed ferrous scrap is dependent upon the uniformity of the processed material, its cleanliness and the non-ferrous content of the processed material. The Company has established relationships with regional steel producers for the sale of processed ferrous scrap and anticipates that its national strategy will improve these relationships. Most steel producers purchase processed ferrous scrap on a 30-day basis at the beginning of each month, thereby locking in the price and quantity purchased for such period. Net sales of processed ferrous scrap accounted for 67% of the Company's total net sales for the year ended September 30, 1997.

THE NON-FERROUS SCRAP MARKET

The non-ferrous scrap market is less fragmented than the ferrous scrap market due to the higher intrinsic values of the non-ferrous metals and the available commodity market prices for these metals. The higher value of these metals makes the shipment of prepared non-ferrous scrap economical over longer distances, both domestically and internationally, than prepared ferrous scrap. The primary consumers of prepared non-ferrous scrap are domestic and foreign secondary smelters. Non-ferrous scrap is sold on a spot market basis and includes copper, aluminum, brass, stainless steel, high temperature alloys and other exotic metals. All of the Company's facilities process non-ferrous scrap.

Sales prices for prepared non-ferrous scrap are cyclical in nature and are driven by demand for finished non-ferrous metal goods and by levels of general economic activity. Secondary smelters, utilizing processed non-ferrous scrap as raw material, can produce non-ferrous metals at a lower cost than primary smelters producing such metals from ore due to significant savings in energy consumption, environmental compliance and labor costs. These cost advantages and the long lead-time necessary to construct new non-ferrous primary smelting capacity result in sustained demand and strong prices for processed non-ferrous scrap during periods of high demand for finished non-ferrous metal products. Net sales of non-ferrous materials accounted for 23% of the Company's total net sales for the year ended September 30, 1997.

OPERATIONS

RAW SCRAP PURCHASING (SOURCE AND AVAILABILITY OF RAW MATERIALS)

Raw scrap metal is purchased by the ton from local sources, including industrial plants, auto wreckers, demolition sites, military bases and individual collectors. Typically the Company's raw materials are acquired in the form of industrial waste steel, automobiles, structural steel from demolition sites, appliances and other goods fabricated from steel and other metals. The radius of the Company's supply area is approximately 100-150 miles from each facility. As of September 30, 1997, the Company operates its own fleet of heavy trucks, which collect most of the purchased scrap materials from industrial sources and auto wreckers.

Industrial and governmental sources of supply are pursuant to long term contracts obtained through competitive bidding. Retail sources of supply are paid spot prices for their obsolete items, such as appliances, at the Company's facilities. The Company employs a full-time buyer at each facility to manage existing and secure new industrial and governmental supply accounts.

In purchasing raw materials, the Company inspects and rejects items that are hazardous or contain hazardous materials, such as PCBs and automobile batteries, although there can be no assurance that all hazardous materials contained in the Company's raw materials will be discovered and rejected upon inspection.

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

The Company's sorting operations prepare the raw scrap for further processing by a variety of methods according to the nature of the material (i.e., ferrous or non-ferrous), size and composition. Raw scrap is handled within the Company's facilities using conveyor systems, front-end loaders, and crane-mounted electromagnets. Through the sorting process, the Company determines whether particular items require preliminary preparation before being shredded.

The Company's processing operations at each of its subsidiaries are primarily based upon the use of heavy-duty automotive shredders, which are capable of shredding an entire automobile body into fist-sized pieces of metal within 45 seconds. Through the operation of shredders, ferrous and non-ferrous items such as automobiles, appliances and vending machines are shredded into various sized pieces according to customer specifications. The shredded material is then magnetically separated into ferrous and non-ferrous metals and non-metallic items. The non-ferrous metals are further separated utilizing "eddy current separators." The prepared ferrous scrap is then sold to the Company's customers. The prepared non-ferrous scrap is recovered as a mixture of aluminum, zinc die-cast, stainless steel and copper and sold to the Company's customers who further process and separate the mixture into constituent metals for resale. The non-metallic portion of the shredded materials, referred to as shredder fluff, is disposed of off site. The Company currently operates seven heavy-duty automotive shredders with a monthly output capacity of approximately 44,750 tons of prepared ferrous scrap.

Items which are too large or too heavy to be introduced into the shredder, are reduced by either torching or shearing, utilizing crane-mounted alligator or stationary guillotine shears, into smaller pieces according to customer specifications or to a size and weight that may be further processed by shredding. Generally, non-ferrous items prepared by these methods are sold to the Company's customers without further processing.

Many non-ferrous metals, such as copper, brass, aluminum, stainless steel, zinc die-cast, and insulated wire (aluminum and copper), are purchased by the Company in a form that is not capable of being processed through a shredder. Each of the Company's facilities processes these items through a variety of methods, including manual and automatic sorting, shearing, torching, baling, wire stripping or a combination of these methods. Prepared non-ferrous items are either sold in their separated form or, copper refineries and smelters, brass and bronze ingot manufacturers and other baled into low-density bales in accordance with customer specifications.

SIGNIFICANT CUSTOMERS

Three of the Company's customers, The David J. Joseph Company, John Deere and Aceros D.M., S.A. de C.V., accounted for approximately 49% of the Company's revenues (19%, 12% and 11% respectively) for the year ended September 30, 1997. The loss of any one of these customers would have a material adverse effect on the Company's business.

TRANSPORTATION

Transportation cost is a significant factor in the sale of processed scrap and limits the geographic market in which processed ferrous scrap may be sold. The Company ships processed ferrous and non-ferrous scrap to its customers by truck, rail car and barges. The Company competes for available shipping space on each of these methods of transportation. The Company has not entered into any long-term contracts for transportation and the unavailability of transportation may have a material adverse effect on the Company's business.

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

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

In the course of processing ferrous and non-ferrous metals, the Company inspects all inbound material several times prior to and during processing to screen out matter that may be considered "hazardous materials" under various environmental laws. Such materials may be contained in unprocessed items such as automobile bodies, light fixtures, construction debris, industrial machinery and other items manufactured or fabricated primarily out of ferrous or non-ferrous metals that are acquired and processed by the Company through its shredder operations (the "feed stream"). While the Company screens the feed stream for hazardous materials and rejects high-risk items such as transformers and batteries, certain items in the feed stream may inadvertently contain hazardous materials that end up in shredder fluff, the by-product of shredder operation. The Company disposes shredder fluff at municipal or private landfills on a truckload basis. Such disposal is not pursuant to long-term contracts. To avoid classification as a hazardous waste, shredder fluff must pass toxic leaching tests under certain environmental laws. Because of the Company's screening of the feed stream and periodic independent testing of the Company's facilities, it believes that the shredder fluff produced from its operations does not contain hazardous materials in excess of allowable limits and is suitable for disposal in municipal or private landfills. Changes in the environmental laws or testing methods with respect to shredder fluff, however, may change the classification and availability of suitable disposal sites for shredder fluff, resulting in significant additional expense to the Company. In addition, hazardous materials through inadvertent spillage or improper disposal may contaminate the premises upon which shredder operations are conducted, although the Company believes that such contamination is unlikely.

The facilities and equipment of the Company are believed to be in substantial compliance with the current requirements of all-applicable environmental laws and regulations. There are no capital expenditures planned for new environmental control equipment, although changes in environmental laws may require such expenditures in the future. The Company cannot predict the amount of such expenditures, if any, to comply with future changes in environmental laws or whether such costs can be passed on to its customers through increases in the price of processed scrap. Accordingly, there can be no assurance that such costs will not have a material adverse effect on the Company.

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

SEASONALITY

The Company believes that its operations can be adversely affected by protracted periods of inclement weather, which could reduce the volume of material processed at its facilities. In addition, periodic maintenance shutdowns by the Company's larger customers may have a temporary adverse impact on the Company's operations.

EMPLOYEES

At September 30, 1997 the Company has approximately 271 full-time employees; most of who are employed by the Company's wholly-owned subsidiaries. Weissman has 45 employees of which 22 are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (the "UAW") under a four-year collective bargaining agreement which expires on November 30, 2000.

The Company believes its relationship with its employees and the UAW is good.

EVENTS SUBSEQUENT TO SEPTEMBER 30, 1997

On December 5, 1997, the Company acquired for $3.7 million certain assets of Grossman Bros. Company ("Grossman") located in Milwaukee, Wisconsin and assumed $0.3 million of trade payables. The purchase price was financed in part from the proceeds of the Credit Facility, Subordinated Debt and Sale of Common Stock described below. In connection with the acquisition, the Company entered into a net lease agreement and commercial offer to purchase certain equipment and real estate owned by Grossman. The net lease expires on December 5, 1999. Terms of the net lease call for the Company to pay a base rent, plus additional pro rata occupancy costs such as building operating costs, taxes and utilities. The commercial offer to purchase provides the Company with a two-year option to purchase real property, leasehold improvements and equipment for $4 million in the form of cash, stock or a combination of both. The Company will continue the metals recycling operations of Grossman.

On December 5, 1997, the Company acquired substantially all the assets of Money Point Land Holding Corporation and Money Point Diamond Corporation doing business as Jacobson Metal Company ("Jacobson"), headquartered in Chesapeake, Virginia, for an aggregate purchase price of approximately $19.9 million.

The purchase price was financed with $16.9 million of proceeds in part from the Credit Facility, Subordinated Debt and Sale of Common Stock and $3 million or 10,000 shares of the Company's Series E Redeemable Convertible Preferred Stock (the "Series E Preferred"). The Series E Preferred are subject to automatic conversion provisions at the earlier of a consolidation or merger of the Company or on December 5, 2000. The Series E Preferred will convert into the number of shares of the Company's Common Stock as determined by dividing $3 million by the average market price for the ten trading days preceding the date of conversion. Holders of the Series E Preferred are not entitled to dividends. At any time prior to conversion, the Company shall have the right to redeem the outstanding shares of Series E Preferred Stock, in whole or in part, at a cash redemption price equal to $300 per share. The company will continue the metals recycling operations of Jacobson.

On December 5, 1997, the Company acquired for $23.8 million substantially all the assets of Brenner Companies Inc. (Brenner) located in Winston-Salem, North Carolina. The purchase price was financed with $15.7 million of proceeds in part from the Credit Facility, Subordinated Debt and Sale of Common Stock, 14,000 shares of the Company's Series F 6 1/2% Redeemable Convertible Preferred Stock (the "Series F Preferred"), valued at $3.5 million and 14,000 shares of the Company's Series G 6 1/2% Redeemable Convertible Preferred Stock (the "Series G Preferred"), valued at $3.5 million and the assumption of $1.1 million in deferred compensation liabilities. The Series F Preferred are subject to mandatory and automatic conversion provisions at the earlier of a consolidation, merger or share exchange of the Company or on December 5, 2000. The Series F Preferred will convert into the number of shares of the Company's Common Stock as determined by dividing $3.5 million plus an amount in cash equal to all accrued and unpaid dividends to the date of conversion by the average market price for the ten trading days preceding the date of conversion. The Series G Preferred is subject to mandatory and automatic conversion provisions at the earlier of a consolidation, merger or share exchange of the Company or on December 5, 2000. The Series G Preferred will convert into the number of shares of the Company's Common Stock as determined by dividing $3.5 million plus an amount in cash equal to all accrued and unpaid dividends to the date of conversion by the greater of the average market price for the ten trading days preceding the date of conversion or 2.5 times the average market price for the ten trading days preceding the date of issuance. At any time prior to conversion, the Company shall have the right to redeem the outstanding shares of Series F and G Preferred Stock, in whole or in part, at a cash redemption price equal to $250 per share plus all accrued and unpaid dividends to the date of redemption. The company has agreed to register on or before December 5, 2000 the shares of Common stock received upon conversion of the Series F and G Preferred, unless such shares may be sold by the holder thereof pursuant to rule 144(k) promulgated under the Securities Act or any equivalent provision then in effect. The company will continue the metals recycling operations of Brenner.

On December 5, 1997, the Company acquired for $42 million substantially all the assets of United Metals Recyclers, a North Carolina general partnership, headquartered in Greensboro, North Carolina ("UMR"). The purchase price was financed with $36 million in proceeds in part from the Credit Facility, Subordinated Debt and Sale of Common Stock and 12,000 shares of the Company's Series H 6% Secured Redeemable Convertible Preferred Stock (the "Series H Preferred"), valued at $6 million. The Series H Preferred is subject to mandatory and automatic conversion provisions at the earlier of a consolidation, merger or share exchange of the Company or on December 5, 2000. Dividend payments on the Series H Preferred are secured by the Company's 50% interest in a scrap metals facility located in Smithfield, North
Carolina. The Series H Preferred will convert into the number of shares of the Company's Common Stock as determined by dividing $6 million plus an amount in cash equal to all accrued and unpaid dividends by the average market price for the ten trading days preceding the date of conversion.

At any time prior to conversion, the Company shall have the right to redeem the outstanding shares of Series H Preferred Stock, in whole or in part, at a cash redemption price equal to $500 per share plus all accrued and unpaid dividends to the date of redemption. If the sale of the Series H Conversion shares yields net proceeds of less than $5,689,000, the Company will pay the difference to United. The Company has agreed to register on or before December 5, 2000 the Series H Conversion shares, unless such shares may be sold by the holder thereof pursuant to Rule 144(k) promulgated under the Securities Act or any equivalent provision then in effect. The Company will continue the metals recycling operations of United.

On December 5, 1997, the Company acquired for $31 million substantially all the assets of Central Metals Company, Inc. (Central) located in Atlanta, Georgia. The purchase price was financed with $20.7 million of proceeds in part from the Credit Facility, Subordinated Debt, and Sale of Common Stock, the issuance of 800,000 shares of the Company's Common Stock having an agreed value of $12.50 per share or $10 million, and the assumption of $0.3 million of current liabilities. The Company has guaranteed that the aggregate market value of the 800,000 shares of Common Stock issued to Central will be at least $10,000,000 on December 4, 1999. If the market value of the Common Stock is less than $10,000,000, the Company will issue shares of Common Stock to Central having a market value equal to the difference between $10,000,000 and the market value of the 800,000 shares of Common Stock initially issued to Central. In connection with the acquisition, Central was issued warrants to acquire up to 200,000 shares of the Company's common stock for $15.00 per share, exercisable upon satisfaction of certain financial performance conditions related to the operations of Recycling Industries of Atlanta, Inc. (the "Contingent Warrants"). The exercise price per share of the Contingent Warrants is subject to adjustment at the time of exercise so that the aggregate spread between the exercise price of all Contingent Warrants and the market value of the Common Stock received upon exercise of the Contingent Warrants is not less than $1,000,000. The Company also granted "piggyback" registration rights to the holders of the Contingent Warrants with respect to the shares of Common Stock received upon their exercise. The Company will continue the metals recycling operations of Central.

On December 8, 1997, the Company acquired for $25.5 million all the outstanding Capital Stock of Wm. Lans Sons' Co. Inc., (Lans) and substantially all of the real property and personal property of Idal Realty Company (Idal), both entities located in South Beloit, Illinois. The purchase was financed with $22 million of proceeds in part from the Credit Facility, Subordinated Debt and Sale of Common Stock and Series I Redeemable Convertible Preferred Stock (the "Series I Preferred") valued at $3.5 million. The Series I Preferred is subject to automatic and mandatory conversion provisions in the event of a consolidation or merger, to provide funding for indemnification liabilities, to provide funding for remediation costs or on December 8, 1999. The Series I Preferred will convert into the number of shares of the Company's Common Stock as determined by dividing
$3.5 million, plus all accrued and unpaid dividends, to the date of conversion by the lesser of the average market price for the ten trading days preceding the date of conversion or $15.00. For a period of 25 days prior to December 3, 1999, the Company shall have the right to redeem the outstanding shares of Series I Preferred Stock, in whole or in part, at a cash redemption price equal to the Share Liquidation Value, provided that the market price of the Company's Common Stock is greater than $15.00 per share. The Company has agreed to register on or before December 5, 2000 the shares of Common Stock received upon conversion of the Series I Preferred. The Company will continue the metals recycling operations of Lans.

The Company believes these acquisitions will have a positive impact on its future results of operations. The historical results of operations do not fully reflect the operating efficiencies and improvements that are expected to be achieved by integrating the acquired businesses into the Company's operations. See "Special Consideration's Effecting the Company".

In December 1997, the Company entered into a $150 million Senior Credit Facility ("Credit Facility") with General Electric Capital Corporation and BankBoston, N.A. as agent for the lenders. The Credit Facility is comprised of a $45 million revolving credit facility, a $40 million term loan due December 5, 2003, with interest and principal payable quarterly, a $40 million term loan due on the earlier of December 5, 2005 or six months prior to the maturity of the Subordinated Notes discussed below with interest and principal payable quarterly and a $25 million acquisition line of credit due December 5, 2003, with interest and principal payable quarterly. The notes bear interest at either (I) the higher of (a) prime plus .75% or (b) the Federal Funds rate plus 50 basis points per annum plus .75%, or (II) at the option of the Company upon certain conditions, the LIBOR rate plus 2.25%.
The proceeds from the Credit Facility are secured by substantially all of the Company's assets and are to be used for acquisitions, repayment of existing indebtedness and general corporate purposes.

In December 1997, the Company issued $60 million in Senior Subordinated Notes (the "Subordinated Debt") to various lenders, the proceeds of which are to be used for acquisitions, repayment of existing indebtedness and general corporate purposes. The notes bear interest at 13% and mature in December 2005.

In connection with the Credit Facility and the issuance of the Subordinated Debt, the Company sold 1,666,666 shares of its Common Stock for an aggregate of $10 million to various accredited investors in transaction exempt from the registration requirements of the Securities Act.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company's metals recycling facilities generally are comprised of administrative offices, warehouses for the storage of repair parts and certain types of raw and processed scrap, covered and open storage areas for raw and processed scrap, a machine or repair shop for the maintenance and repair of the facility's vehicles and equipment, scales for the weighing of scrap, and loading and unloading facilities. Each facility has specialized equipment for the processing of all grades of raw scrap which may include a heavy duty automotive shredder to process both ferrous and non-ferrous scrap, crane-mounted alligator or stationary guillotine shears to process large pieces of heavy scrap, wire stripping and chopping equipment, baling equipment and torch cutting facilities. The Company believes its facilities are adequate for its anticipated production. The following is a summary of the processing capabilities at each of the Company's facilities based on a single shift:




----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                                       FACILITY SIZE                                                       MONTHLY SHREDDING
          FACILITY LOCATION               (ACRES)                  MATERIALS PROCESSED                      CAPACITY (TONS)
----------------------------------------------------------------------------------------------------------------------------

 Las Vegas, Nevada                          13                Ferrous and non-ferrous scrap                      6,250
 Brownsville, Texas                          7                Ferrous and non-ferrous scrap                       (1)
 Harlingen, Texas                            7                Ferrous and non-ferrous scrap                      6,000
 McAllen, Texas                              1                Ferrous and non-ferrous scrap                       (1)
 San Juan, Texas                             8                Ferrous and non-ferrous scrap                       (1)
 Ste. Genevieve, Missouri                   32                Ferrous and non-ferrous scrap                      3,500
 Waterloo, Iowa (2)                         34                Ferrous and non-ferrous scrap                      6,500
 Metter, Georgia                           22.5               Ferrous and non-ferrous scrap                      11,500
 Georgetown, S. Carolina                   12.5               Ferrous and non-ferrous scrap                      9,000
 Warrenton, Georgia                         5.5               Ferrous and non-ferrous scrap                      2,000
----------------------------------------------------------------------------------------------------------------------------
 Totals                                    142.5              Ferrous and non-ferrous scrap                      44,750
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------



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

ITEM 3 - LEGAL PROCEEDINGS

BEEBER, ET AL., PLAINTIFFS, V. JOHN J. SILVIA, JR., ET AL., DEFENDANTS; United States District Court for the District of Massachusetts, Case No. 96-12416-JLT;

     Plaintiffs have asserted a variety of claims based upon common allegations that the Company is vicariously liable for the alleged misrepresentations made by Caside Associates ("Caside"), by and through its managing general partner, John Silvia, Jr., that purportedly induced Plaintiffs to purchase from Caside 108,000 shares of the Company's common stock that were owned or under an option to purchase by Caside on the basis that the investments were "no risk." Based on the allegations their complaint, the amount of the Plaintiffs' total claim is approximately $308,000. The Company believes the plaintiff's claims to be without merit and is vigorously defending this matter.

MITCHELL, ET AL., PLAINTIFFS V. RECYCLING INDUSTRIES, INC., DEFENDANT; United States District Court for the District of Massachusetts, Case No. C9700845

     Plaintiffs have asserted a variety of claims based upon common allegations that Caside and Silvia were agents of the Company for the purpose of raising money for the Company for which shares of the Company or its former subsidiary, Environmental Recovery Systems of Somerset, Inc., would eventually be issued to them. The Compliant seeks damages in excess of $2,000,000. The Company believes the plaintiff's claims to be without merit and is vigorously defending this matter

DWIGHT SILVIA, ET AL., PLAINTIFFS V. RECYCLING INDUSTRIES, INC.; Bristol County Superior Court, Case No. A97-01068 (removed to and now pending in United States District Court for the District of Massachusetts, Civil Action no. 97-12015-JLT).

     The complaint is a literal copy (except for the named plaintiffs) of the MITCHELL action discussed above. The complaint does not seek any specific damages. The Company believes the plaintiff's claims to be without merit and is vigorously defending this matter

FERREIRA, ET AL., PLAINTIFFS, V. RECYCLING INDUSTRIES, INC.; Bristol County Superior Court, Case No. B97-01400 (this case will be removed to United States District Court for the District of Massachusetts on or before December 1, 1997).

     On November 11, 1997, Recycling was served with an unsigned copy of the complaint, dated October 2, 1997. The complaint is a literal copy (except for the named plaintiffs) of the MITCHELL and DWIGHT SILVIA actions discussed above. The complaint seeks damages of approximately $1,000,000. The Company believes the plaintiff's claims to be without merit and is vigorously defending this matter

     Although the Company has denied all liability and is vigorously defending against the above actions, the Company has entered into a Stipulation of Settlement (the "Stipulation") with the trustees in bankruptcy and the debtor in possession (the other named defendants on the above actions). The Stipulation terms provide for the Company on or before July 1, 1998 to rescind the sale of approximately 560,000 shares of the Company's Common Stock to be obtained by the bankruptcy trustee from individual investors or creditors to be identified.

     For return of such shares the Company will pay $7,000,000 and any and all actions initiated against the Company and the other defendants will be permanently enjoined by an order of the Bankruptcy Court. In accordance with the terms of the Stipulation, the Company has provided the trustees with a $7,000,000 letter of credit. However, the Stipulation contains various provisions requiring the trustee to deliver a minimum number of shares. If the trustee is not able to deliver the minimum (500,000 shares) and the trustee does not exercise his right to deliver less than the minimum, the Stipulation will be void. If the trustee exercises the right to deliver less than the minimum, the Company will pay for the rescinded shares the greater of $12.50 per share or the average closing price of the Company's Common Stock on the last ten trading days before the date of payment, upon delivery of the stock to the Company. At the option of the trustees, payment for less than the minimum shares also constitutes full satisfaction of the Stipulation.

     The trustee has not yet filed the Stipulation with the Bankruptcy Court, which must approve the Stipulation for it to become effective. The Company's management and legal counsel have assessed that it is not reasonably possible to conclude that the trustee will file the Stipulation, or, if filed, that the Bankruptcy Court would approve it. Also, it is not reasonably possible to assess that the trustee can obtain and deliver the minimum number of shares and if the minimum number is not obtained, whether the trustee would void the Stipulation. Should the stipulation not proceed, the Company will continue to vigorously defend the claims asserted against it.

     The Company filed an action claim against Robert C. Rome ("Rome"), principal of Anglo Metal, Inc. ("AMI"), in the United States District Court for the District of Colorado. The Company and Recycling Industries of Texas, Inc. ("RITI") are seeking actual and consequential damages in an undetermined amount for fraud by misrepresentation, deceit by nondisclosure and concealment and breach of contract in connection with the acquisition of Anglo Iron & Metal in December 1995. Alternatively, the complaint seeks specific performance of Mr. Rome's obligations under his agreements with the Company. On February 21, 1997, the Company and RITI were served with a compliant filed by AMI in the United States Bankruptcy Court for the Southern District of Texas. The complaint alleges that the Company and RITI have failed to perform certain obligations under their agreement to acquire Anglo Iron & Metal in December 1995. The plaintiff seeks damages in excess of $3,255,000 for breach of contract, fraud and conversion. Alternatively, the comoplaint seeks to rescind the agreements executed by the Company and RITI to acquire Anglo Iron & Metal. On September 30, 1997, the Company, Robert C. Rome and Anglo Metal, Inc. settled the two actions through negotiations. The terms of the settlement includes the reimbursement by AMI of $1.5 million in processing costs, legal expense and environmental remediation expense incurred by the Company at its Southern Texas facilities. The Company shall pay for any environmental remediation of the real property located in Harlingen, Brownsville and the sub-leased proeprty in San Juan, Texas upon which certain of its Southern Texas facilities are located, to a level necessary to obtain approval under the Texas Voluntary Cleanup Program. The Company shall pay to AMI $0.4 million and assign that number of shares of the Company's Common Stock from the escrow account established at closing which, upon sale, will yield net proceeds to AMI of $700,000. The proceeds from the sale of these shares will be used for remediation of certain property and related expenses.

YARBROUGHS, INC., PLAINTIFF, V. RECYCLING INDUSTRIES OF TEXAS D/B/A ANGLO IRON AND METAL, DEFENDANT; District Court, 35th Judicial District, Cameron County, Texas, Cause No. 96-05-2929-E.

     Plaintiff, owner of a parcel of real estate adjacent to the Company's Harlingen, Texas facility, is seeking damages and a permanent injunction prohibiting the Company's operations at it Harlingen, Texas facility arising out of allegations that the operations of the facility throw debris and scrap metal onto the Plaintiff's property. The Company believes the plaintiff's claims to be without merit and is vigorously defending this matter.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth fiscal quarter ended September 30, 1997.

SPECIAL CONSIDERATIONS AFFECTING THE COMPANY

In evaluating the Company, readers of this report should carefully consider the following special considerations affecting the Company, its business, markets, operations and competitive environment. Any one or a combination of these considerations may have a material adverse effect on the Company and its operations and management's beliefs or predictions about future performance.


LIMITED COMBINED OPERATING HISTORY

The Company commenced its metals recycling operations upon the acquisition of its Nevada Facility in May 1994. Prior to May 1994, the Company generated operating losses and negative cash flow as a development stage enterprise pursuing the development of technology to recycle municipal solid waste (the "MSW Technology"). Since May 1994, the Company has acquired metals recycling facilities in Southern Texas, Missouri, Georgia, Iowa, South Carolina. The Company has only a limited combined history for its current facilities and there can be no assurance that the Company's existing operations or those of any contemplated acquisitions, including those accrued subsequent to September 30, 1997, will generate sufficient cash flow to fund the future operations of the Company. See "Events Subsequent to September 30, 1997"

MARKET CONSIDERATIONS AND EXPOSURE TO SCRAP PRICE FLUCTUATIONS

Sales prices for processed scrap metal are cyclical in nature and are subject to local, national and international economic conditions. The Company's operating results are dependent upon the strength of the national economy and, in particular, the domestic steel industry. A future downturn in the economy or in steel production could adversely effect the financial performance of the Company. The demand for processed ferrous and non-ferrous scrap is subject to general economic, industry and market-specific conditions beyond the Company's control which may result in periodic fluctuations in the sales prices of the Company's products. Although the Company seeks to maintain its margins by adjusting the purchase price for unprepared scrap, its ability to maintain these margins during periods of falling prices may be limited by the adverse impact of lower prices on the available supply of unprepared scrap. The Company is unable to hedge against changes in scrap prices and attempts to minimize this risk by maintaining low inventory levels of unprepared and processed scrap and by establishing firm prices with its larger customers at the beginning of each month.

DEPENDENCE ON SCRAP SUPPLIERS

The Company's scrap recycling operations are dependent upon the supply of scrap materials from its suppliers. Few of such suppliers are bound by long-term supply arrangements and, therefore, they have no obligation to supply scrap materials to the Company. If substantial numbers of scrap suppliers cease supplying scrap materials to the Company, the financial condition and results of operations of the Company would be materially and adversely affected.

RISKS RELATED TO THE COMPANY'S ACQUISITION STRATEGY

The Company's objective is to increase its revenues and earnings and expand the markets it serves through the acquisition of additional metals recycling facilities. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional facilities or successfully integrate their operations without substantial costs, delays or other unanticipated problems. There can be no assurance that any companies which the Company acquires will achieve sales and profitability that justify the Company's investment. Acquisitions involve a number of risks, which may include: adverse short-term effects on the Company's reported operating results and cash flows; diversion of management's attention; dependence on retraining, hiring and training key personnel; risks associated with environmental and legal liabilities; and the affects of amortization of acquired intangibles, such as goodwill. Some of the risks could have a material adverse effect on the Company's operations and financial performance. As the Company continues to expand, the Company will be required to supplement its existing management team in order to effectively manage the acquired entities and successfully implement its acquisition and operating strategies.

Financial instruments that potentially subject the Company to significant concentrations of credit risk are primarily trade accounts receivable. The Company sells its products primarily to scrap brokers and steel mills located in the United States. Generally, the Company does not require collateral or other security to support customer receivables. Historically, the Company's wholly-owned subsidiaries have not experienced material losses from the noncollectable of receivables, however, certain of the Company's subsidiaries have significant balances owing from customers that operate in cyclical industries and leveraged conditions which may impair the collection of such receivables.

THE USE OF SCRAP ALTERNATIVES

The increased demand for scrap by the expanding mini-mill industry has caused an unusual tightness in the supply and demand balance for steel scrap. The relative scarcity of scrap, particularly the cleaner grades and its high price, have created opportunities for producers of scrap alternatives, or scrap substitutes. These are produced by reducing oxygen out of iron ore to produce a metallic generally consisting of iron and carbon. Although scrap alternatives have not been a major factor in the industry to date, there can be no assurance that if the price of scrap continues to rise and if the levels of available unprepared ferrous scrap continue to decrease, that the use of scrap alternatives will proliferate. Any significant increase in production of scrap alternatives could have a material adverse effect on the financial performance of the Company.

EXTENT OF LEVERAGE; POSSIBLE NEED FOR ADDITIONAL FINANCING

The Company is highly leveraged as of September 30, 1997 and continues to be highly leveraged after consummation of the six acquisitions and $220 million of financing in December 1997. See "Events Subsequent to September 30, 1997". Based upon the Company's current level of operations and anticipated growth, including the acquisitions and financing completed in December 1997, the Company believes that cash flows from the current level of operations and availability under its credit facilities, will be sufficient to enable the Company to satisfy anticipated cash flow requirements for operating, investing and financing activities, including debt service. However, if the Company is unable to satisfy such requirements from these sources, the Company would be required to adopt one or more alternatives, such as reducing or delaying acquisitions and capital expenditures, refinancing or restructuring its indebtedness, or selling material assets or operations. There can be no assurance that any such alternatives would be available to the Company on terms reasonably acceptable to it or at all.

RELIANCE ON KEY PERSONNEL

The Company's operations are dependent on a limited number of key personnel, including the Company's Chairman and Chief Executive Officer, Thomas J. Wiens, its Vice-Chairman, Luke F. Botica and its Vice President and Chief Operating Officer, Harold Rouster. The Company has entered into employment arrangements with Mr. Wiens and Mr. Botica and has entered into an employment letter with Mr. Rouster. The Company has obtained a key-man life insurance policy in the amount of $500,000 for Mr. Wiens. The Company expects to enter into an employment agreement with Mr. Rouster in the near future and anticipates obtaining key-man life insurance policies for both Mr. Botica and Mr. Rouster.

ENVIRONMENTAL MATTERS

Compliance with state and federal environmental regulations is a significant factor in the metals recycling industry. Certain raw materials handled, processed and disposed of in the metals recycling industry, such as automobiles and appliances, may contain substances which are subject to a variety of federal, state and local governmental regulations concerning the discharge of hazardous materials into the environment. The

Company has adopted standards and policies for accepting raw materials designed to ensure compliance with applicable environmental regulations. The Company's management does not believe that the costs associated with environmental compliance will have a material adverse impact on the Company.

COMPETITION

The metals recycling business is highly competitive and subject to significant changes in overall market conditions. Certain of the Company's competitors have substantially greater financial, marketing and other resources. There can be no assurance that the Company will be able to obtain its desired market share or compete effectively in its markets.

IMMEDIATE AND FUTURE CAPITAL REQUIREMENTS

Scrap metal processing companies such as the Company have substantial ongoing working capital requirements, capital equipment requirements in order to continue to operate and grow and capital requirements related to the increasing costs to comply with more stringent environmental and governmental regulations. In order to remain competitive, the Company must continue to make significant investments in capital equipment. As a result, the Company may seek additional equity or debt financing to fund future improvements and expansion of the scrap metal processing business as well as to make other acquisitions of scrap metal processing facilities. There can be no assurance that such financing will be available when needed, or that, if available, it will be on satisfactory terms. The failure to obtain financing would hinder the Company's ability to make continued investments in capital equipment and pursue expansions, which could materially adversely affect results of operations.

                                       PART II


ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Company's Common Stock has been quoted on the NASDAQ National Market since July 18, 1996 under the symbol "RECY." Prior to its approval for quotation on the NASDAQ National Market, the Common Stock was quoted on the NASDAQ SmallCap Market under the symbol "RECY."

The following table presents the high and low bid quotations for the Company's Common Stock as reported on the NASDAQ National Market and, prior to July 18, 1996, the NASDAQ SmallCap Market, for each full quarterly period during the fiscal years ended September 30, 1997 and 1996. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

               -----------------------------------------------------
               -----------------------------------------------------
                                                  COMMON STOCK
                                                HIGH          LOW
               -----------------------------------------------------

                 FISCAL 1997:
                  First Quarter                $3.63        $1.44
                  Second Quarter                1.75         1.00
                  Third Quarter                 2.06         1.28
                  Fourth Quarter                7.00         1.72

                 FISCAL 1996:
                  First Quarter                $4.88        $2.88
                  Second Quarter                7.00         3.50
                  Third Quarter                 5.63         4.25
                  Fourth Quarter                5.00         3.00
               -----------------------------------------------------
               -----------------------------------------------------



As of September 30, 1997, there were approximately 750 record holders of Common Stock and, based upon the information available to it, the Company believes there are approximately 2,000 beneficial owners of its Common Stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

On September 9, 1997, the Company sold 500,000 shares of its common stock for an aggregate of $1,250,000 to 14 accredited investors. The common stock was sold in a transaction not involving a public offering pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder.


ITEM 6 - SELECTED FINANCIAL DATA

The following table sets forth the Selected Consolidated Financial Data for the Company for each of the five years ended September 30 and is based on the audited Consolidated Financial Statements of the Company and its subsidiaries. Such data should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto incorporated into this report in Item 8 and Management's Discussion and Analysis of Financial Condition and Results of Operations. The earnings per share numbers set forth below have been adjusted to reflect the Company's one-for-five reverse stock split effective June 27, 1995.

(Thousands of dollars except per share amounts)

---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
                                                                                     PRO                     PRO
                                                                                    FORMA                   FORMA
                                                                                     (2)                     (2)
                                1993 (1)     1994 (1)    1995 (3)     1996 (3)      1996       1997 (3)     1997
---------------------------------------------------------------------------------------------------------------------
STATEMENT OF
OPERATIONS:
---------------------------------------------------------------------------------------------------------------------
Net Sales                       $      -    $  4,831    $  13,812    $ 27,619     $ 75,061   $  62,424    $  85,436
---------------------------------------------------------------------------------------------------------------------
Operating income
(loss)                          $ (2,802)   $   (939)   $     664    $ (2,224)    $  3,254   $   3,024    $   3,794
---------------------------------------------------------------------------------------------------------------------
Earnings (loss)
from continuing operations
net of income taxes             $ (2,958)   $ (1,142)   $   1,009    $ (2,961)    $  1,149   $   1,076    $   1,285
---------------------------------------------------------------------------------------------------------------------
Earnings (loss) per
share from continuing
operations net of
income taxes                    $  (1.24)   $  (0.46)   $    0.17    $  (0.29)    $    .11   $     .04    $     .07
---------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
---------------------------------------------------------------------------------------------------------------------
Total Assets                    $  1,147    $  9,618    $  10,297    $ 34,855          N/A   $  55,079          N/A
---------------------------------------------------------------------------------------------------------------------
Long-Term Debt                  $      -    $    519    $   2,152    $ 12,018          N/A   $  29,456          N/A
---------------------------------------------------------------------------------------------------------------------
Total Liabilities               $  3,853    $  6,852    $   3,843    $ 19,192          N/A   $  36,904          N/A
---------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
(deficit)                       $ (2,706)   $  2,766    $   6,454    $ 14,163          N/A   $  16,675          N/A
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
EBITDA                          $ (2,445)   $   (547)   $   1,489    $ (1,023)    $  6,603   $   5,619    $   7,552

(1) Prior to May 1994, the Company was engaged in the development of technology to recycle municipal solid waste. For comparative purposes, financial data prior to 1994 reflects the Company's efforts to develop such technology. The Company's current operations commenced in May 1994 with the acquisition of its Nevada facility. The financial information for fiscal 1994 reflects five months of operating results of the Nevada facility. The financial information for fiscal 1995 reflects 12 months of operating results of NRI and reflects the efforts of the Company to acquire other metals recycling facilities.

(2) The pro-forma data gives effect to the acquisitions of Anglo Iron & Metal (December 1995), Mid-America Shredding (April 1996) and Weissman (August 1996) as if each had occurred at the beginning of the periods presented. In addition, the pro forma information is based upon available information and certain assumptions and adjustments.

(3) The historical operating results for the year ended September 30, 1997 are not comparable to those of the corresponding periods ended September 30, 1996 and 1995 due to the acquisitions of Anglo Iron & Metal in December 1995, Mid-America Shredding in April 1996, Weissman in August 1996, ARC in April 1997 and AIC in June 1997.

(4) EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") represents operating income plus depreciation and amortization. The Company has included EBITDA (which is not a measure of financial performance under generally accepted accounting principles) because it understands such data is used by certain investors to determine the Company's ability to service its indebtedness. EBITDA is not a substitute for income from continuing operations, net income or cash flows presentation under generally accepted accounting principles.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     STATEMENTS REGARDING FUTURE ECONOMIC PERFORMANCE CONTAINED WITHIN MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONSTITUTE FORWARD-LOOKING STATEMENTS. FACTORS REGARDING THE COMPANY'S BUSINESS, OPERATIONS AND COMPETITIVE ENVIRONMENT WHICH MAY CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS ARE DISCUSSED ABOVE UNDER THE CAPTION "SPECIAL CONSIDERATIONS."

LIQUIDITY AND CAPITAL RESOURCES

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                    SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
(DOLLARS IN MILLIONS)                   1997          1996          1995
--------------------------------------------------------------------------------

Current ratio                          2.01:1         1.21:1         1.22:1
Working capital                      $    7.6       $    1.5       $    0.4
Cash provided (used)
   by operating activities           $   (4.0)      $   (1.5)      $    0.1
Capital expenditures                 $    3.0       $    1.6       $    0.6
Long-term debt                       $   29.5       $   12.0       $    2.2
Total capitalization *               $   46.1       $   26.2       $    8.6
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

* Total capitalization is defined as stockholders' equity and noncurrent liabilities.

Cash used by operating activities for the year ended September 30, 1997, was $4 million, an increase of $2.5 million compared to the same period one year earlier. Cash used in operating activities for the year ended September 30, 1996 increased by $1.6 million compared to the same period one year earlier. The increase in cash used in operating activities was primarily related to increases in accounts receivable and inventory resulting from newly acquired businesses reaching normal operating levels.

The Company invested $3.0 million in property and equipment, not including property and equipment acquired in business acquisitions, during the year ended September 30, 1997, for expansion of the Company's ferrous and non-ferrous processing capacity and general modernization and efficiency upgrades. Planned capital expenditures during the next year for the Company's existing facilities are estimated to be $3 million. Included in this amount are capital expenditures for the Company's shredders and materials handling equipment designed to increase capacity and improve operating efficiencies. Management anticipates the capital expenditures will be paid with cash from operations and long-term debt financing.

On April 7, 1997, the Company acquired for $5.7 million substantially all the assets of Addlestone Recycling Corporation (ARC) located in Metter, Georgia. The purchase was financed with $5.2 million of proceeds from the Company's existing credit facility and $0.5 million or 10,000 shares of the Company's Series D Convertible Preferred Stock (the "Series D Shares"). The Series D Shares will automatically convert on April 1, 1999 into the number of shares of the Company's Common Stock whose average market price for the ten trading days preceding the date of conversion is equivalent to $0.5 million plus the amount of all accrued and unpaid dividends on the Series D Shares to the date of conversion. If a consolidation or merger of the Company with or into another company or entity occurs and the Company is not the surviving entity, the Series D Shares will convert immediately into the number of shares the Company's Common Stock whose average market price for the ten trading days preceding the date of consolidation or merger is equivalent to $0.5 million plus the amount of all accrued and unpaid dividends on the Series D Shares to the date of conversion. Holders of the Series D Shares are entitled to dividends on a cumulative basis at an annual rate of eight percent, payable quarterly in cash. At anytime prior to April 1, 1999, the Company shall have the right to redeem the outstanding shares of Series D Preferred Stock, in whole or in part, at a cash redemption price equal to the sum of $50 per share, and the amount of all accrued but unpaid dividends on the Series D Preferred Stock. The Company has not assumed or guaranteed any of the liabilities of ARC.

On June 25, 1997, the Company acquired for $6 million substantially all the assets of Addlestone International Corporation (AIC) located in Georgetown, South Carolina. The purchase was financed with the proceeds from a $7 million short-term bridge loan. On December 5, 1997 the bridge loan was paid in full. The Company has not assumed or guaranteed any of the liabilities of AIC.

Capital expenditures totaled $1.6 million in property and equipment for the year ending September 30, 1996. The capital expenditures were for general modernization and efficiency upgrades of existing facilities.

On December 11, 1995, the Company acquired for $6.1 million substantially all the assets of Anglo Metals, Inc., d/b/a/ Anglo Iron & Metal (Anglo). The purchase price was financed through $3.1 million of long-term debt, $1.8 million through a sale-leaseback of certain purchased equipment, 227,693 shares of Common Stock valued at $0.9 million and $0.3 million in cash.

On April 15, 1996, the Company acquired for $1.9 million substantially all the assets of Mid-America Shredding, Inc., d/b/a/ Mid-America Shredding (Mid-America). The purchase price was financed through the assumption of outstanding bank debt of $1.2 million and $0.7 million in cash.

On August 5, 1996, the Company acquired for $12 million all of the outstanding Common Stock of Weissman. The purchase price was funded with $5.8 million in proceeds from a public offering of the Company's Common Stock, $4.7 million of long-term debt and 363,636 shares of the Company's Common Stock valued at $1.5 million. Under the terms of a Share Price Guaranty Agreement ("the Agreement") the Company has agreed to guaranty the $1.5 million value of 363,636 shares ("the Guaranteed Shares"). The Agreement grants the seller and its assign, Weissman Financial, (Collectively "Weissman Financial") registration rights effective for three years. If at any time during the three-year period commencing on the effective date of the registration statement, Weissman Financial sells the 363,636 shares of Common Stock at less than the guaranteed amount, the Company is required to pay to the seller any shortfall in cash. In addition, Weissman Financial has the right in its sole discretion to require the Company, at any time during the two-year period commencing November 30, 1997, to repurchase the Guaranteed Shares for $1.5 million. As a result of this Agreement to purchase the Guaranteed Shares upon Weissman Financial's request, the $1.5 million value of the Guaranteed Shares has been recorded as temporary equity.

On December 31, 1996, the Company completed a private placement of $1 million of Series C Convertible Preferred Stock ("Series C Preferred"). During the quarter ending June 30, 1997, the Company redeemed the Series C Preferred for $1.3 million with a combination of existing cash and financing from the Company's credit facility. Included in the redemption price was a dividend in the amount of $0.3 million.

On September 9, 1997, the Company completed a private placement of 500,000 shares or $1.3 million of its Common Stock. The proceeds were used for general corporate purposes.

The Board of Directors of Recycling Industries, Inc. authorized the repurchase of up to 700,000 shares of Common Stock in open market transactions. As of September 30, 1997, the Company had acquired 66,000 shares for $0.1 million with cash from operations.

At September 30, 1997 and 1996, $22.6 and $8.4 million, respectively, were outstanding under a three year credit facility with a lending institution totaling $25 million. Utilization of the credit facility is limited by existing debt covenants. As described below under "Events Subsequent to September 30, 1997," the balance outstanding under the credit facility was paid in full in December 1997. As a result, credit facility will no longer be maintained.

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

Management intends to continue seeking opportunities for expansion in the metals recycling business and believes that the Company's liquidity, capital resources
and borrowing capabilities are adequate for its current operations.   The
Company may, however, need to raise additional capital to fund the acquisition and integration of additional metals recycling businesses, which is an integral component of the Company's strategy. The Company may raise such funds through warrant exercises, bank financing or public or private offerings of its securities. There can be no assurance that the Company will be able to secure such additional financing. If the Company is not successful in securing such financing, the Company's ability to pursue its acquisition strategy may be impaired and the results of operations for future periods may be adversely affected.

EVENTS SUBSEQUENT TO SEPTEMBER 30, 1997

As described in Part 1, Item 1, "General Development of Business Events Subsequent to September 30, 1997," In December 1997, the Company completed the acquisitions of six metal recycling facilities for an aggregate purchase price of approximately $146 million. The acquisitions will be accounted for using the purchase method of accounting, as such, the purchase price will be allocated to the acquired assets at their estimated fair value. The acquisitions were financed in part with proceeds generated in December 1997 from a $150 million Senior Credit Facility (Credit Facility), the sale of $60 million in Senior Subordinated Notes and proceeds from the sale of the Company's Common Stock to various accredited investors in connection with the Credit Facility. The acquisitions were also financed in part from the issuance of the Company's Preferred and Common Stock to the owners of the acquired facilities. The Company will continue the metal recycling operations of the businesses acquired.


Subsequent to September 30, 1997, the Company received $1.7 million in proceeds from the exercise of warrants into the Company's Common Stock.

In December 1997, the Company incurred $2.3 million in loan prepayment penalties from refinancing existing debt before its schedule maturity with Senior and Subordinated debt proceeds. In the first quarter of fiscal 1998, the Company will recognize approximately $3.5 million of loan fees expense which includes the prepayment penalty and $1.2 million of prepaid loan fees from early extinguishment of debt.


RESULTS OF OPERATIONS

The Company's operating results depend in large part on its ability to effectively manage the purchase, processing and sale of scrap metals. The demand for processed ferrous and non-ferrous scrap is subject to general economic, industry and market-specific conditions beyond the Company's control, which may result in periodic fluctuations in the sales prices of the Company's products. The Company seeks to maintain its operating margins by adjusting the purchase price for raw ferrous and non-ferrous scrap in response to such fluctuations, subject to local market conditions. Although the Company is unable to hedge against changes in market prices, it seeks to minimize this risk by maintaining low inventory levels of raw and processed scrap.

The results of operations for the years ended September 30, 1997, 1996 and 1995 have been driven primarily by the Company's acquisition activity.

Net sales for the year ended September 30, 1997, were $62.4 million, an increase of $34.8 million compared to the same period one year earlier. The increase is primarily related to a full year's results of operations of Anglo, Mid America, Weissman and the acquisition of ARC and AIC in April and June 1997, respectively. The average sales price per ton of prepared ferrous material was $132, an eight percent increase compared to the same period one year earlier. The increase in the average selling price is primarily attributable to increased demand for ferrous material. The average sales price of prepared non-ferrous material was $0.33 per pound or a 30 percent decrease compared to the same period one year ago. The decrease in the average sales price of non-ferrous material resulted from a decline in the demand of the material and changes in material mix.

Gross profit for the year ended September 30, 1997, was $7.2 million, an increase of $6.2 million compared to the same period one year earlier. The increase was primarily related to the acquisitions of Mid-America, Weissman, ARC, and AIC, and increases in the average selling price of ferrous material. Gross margin decreased in the fourth quarter compared to the preceding quarter by 53% as a result of increased processing costs at the South Texas facilities and Nevada in the fourth quarter and higher than normal repairs and maintenance expense as discussed in operating income.

Operating income for the year ended September 30, 1997, increased by $5.2 million compared to the same period one year earlier. The increase was primarily from the acquisitions of Mid-America, Weissman, ARC and AIC, increases in the average selling price of ferrous material and continued emphasis on productivity improvements. The Company recognized higher than usual operating expenses during the fourth quarter of 1997. The increase for the quarter was primarily related to $0.6 million of additional expense to purchase and process unprepared non-ferrous material and excessive repairs and maintenance resulting in significant shredder down time at both Texas and Nevada facilities. Additionally, in anticipation of growth, the Company incurred costs relating to staffing and other administrative expenses. Partially offsetting the increase in expenses incurred during the quarter was a $1.5 million litigation recovery to offset excess material processing costs, legal expense and environmental remediation costs incurred in earlier periods. The Company's Nevada and Texas facilities reported aggregated operating losses of $0.7 million before a $1.5 million reduction of material processing costs, legal expense and environmental remediation costs in settlement of a lawsuit with Anglo Metals, Inc. for the year ended September 30, 1997. Management is continuously monitoring the operations of the facilities and has implemented certain cost cutting strategies in an attempt to improve operating income without reducing net sales.

Net sales for the year ended September 30, 1996, increased by $13.8 million compared to September 30, 1995 to total $27.6 million. The increase resulted from the acquisitions of Anglo, Mid-America and Weissman. For the year ended September 30, 1996, the average sales price per ton of prepared ferrous scrap was $122, a 1.7% increase compared to $120 per ton for the year ended September 30, 1995. For the year ended September 30, 1996, the average sales price of non-ferrous scrap was $0.47 per pound, representing a 27% decrease compared to $0.64 per pound for the year ended September 30, 1995.

Gross profit for the year ended September 30, 1996, decreased by $1.9 million compared to the same period one year earlier to total $1 million despite the acquisition of Anglo, Mid-America and Weissman. The decline in gross profit was primarily related to lower selling prices of non-ferrous material and increased cost of raw material.

Operating income for the year ended September 30, 1996, declined by $2.9 million as a result of lower selling prices of non-ferrous material and increases of raw material costs.

Selling, general, and administrative (SG&A) expenses totaled $4.2 million for the year ended September 30, 1997 an increase of $1 million compared to the same period one year earlier. The increase was primarily the result of the acquisitions of ARC, AIC and other facilities reaching normal operating capacity. Partially offsetting the increase in SG&A was a $1.5 million litigation recovery in the fourth quarter of 1997 to offset excess material processing costs, legal expense and environmental remediation costs pursuant to a law suit filed by the Company to recover such costs. SG&A increased by $1 million for the year ended September 30, 1996 compared to the same period one year earlier to total $3.3 million. As a percent of sales, SG&A declined by five percent for the years ended September 30, 1997 and 1996, respectively, compared to the same periods one year earlier. The decline in SG&A as a percent of net sales resulted primarily to the $1.5 litigation recovery. As a result of continued emphasis on productivity improvements, the Company has managed to achieve increases in sales without significant increases in support costs as a percentage of sales.

Interest expense, net of capitalized interest of $0.1 million in 1997; totaled $2.6 million, $0.7 million and $0.4 million for the years ended September 30, 1997, 1996 and 1995, respectively. The increases were primarily related to increases in long-term debt to finance the acquisitions of Weissman, ARC, Anglo and Mid-America Shredding.

The Company has generated a net loss carry forward totaling approximately $11.6 million, which expires at various amounts and dates through the year 2012. As a result of a change in ownership, as defined by Section 382 of the Internal revenue Code, approximately $8.7 million of the net loss carryforwards are limited in use to approximately $2.6 million per year.

During fiscal 1997 and 1996 management determined that net operating losses generated from prior years were more likely than not to be used in the near future due to taxable income generated by acquired operations. Therefore a net deferred tax asset has been recorded of $1.4 million at September 30, 1997 and $0.8 million net of a $1.2 million valuation allowance at September 30, 1996. Income tax benefit for the years ended September 30, 1997 and 1995 totaled $0.6 million and $0.7 million. There was no income tax benefit for the year ended September 30, 1996. See Note 6 to the financial statements for further analysis of income taxes.

Primary earnings (loss) per common share are computed by dividing net earnings, after deducting preferred stock dividends, by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Fully diluted computations assume the conversion of outstanding Convertible Preferred Stock and the exercise of dilutive warrants and stock options.

Dilutive common equivalent shares consist of stock options and warrants. In loss periods, dilutive common equivalent shares are excluded, as the effect would be anti-dilutive.

The Company does not believe its businesses have been adversely affected by general inflation.


Like any other company, advances and changes in available technology can significantly impact the business and operations of the Company. For example, a challenging problem exists as many computer systems worldwide do not have the capability of recognizing the year 2000 or years thereafter. No easy technological "quick fix" has yet been developed for this problem. The Company is expending significant resources to assure that its computer systems are reprogrammed in time to effectively deal with transactions in the year 2000 and beyond. This "Year 2000 Computer Problem" creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on financial transactions. Such failures of the Company and/or third parties' computer systems could have a material impact on the Company's ability to conduct is business.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company is required to implement Financial Accounting Standards ("FAS") No. 128, "Earnings per Share" and FAS No. 129 "Disclosure of Information About an Entity's Capital Structure" in fiscal year 1998. FAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion 15 "Earnings per Share".
FAS No. 128 provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. FAS No. 129 establishes standards for disclosing information about an entity's capital structure.
Their implementation is not expected to have a material effect on the consolidated financial statements.

The Company is also required to implement FAS No. 130 "Reporting Comprehensive Income" and FAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" in fiscal 1998. FAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, FAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. FAS No. 131 supersedes FAS No. 14 "Financial Reporting for Segments of a Business Enterprise". FAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. FAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. FAS 130 and 131 require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations, financial position and cash flows, however, will be unaffected by implementation of these standards.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the information set forth on pages F-1 through F-30.


ITEM 9 - CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS

CHANGE IN INDEPENDENT ACCOUNTANTS

On December 19, 1997, A.J. Robbins, P.C. was dismissed as the Registrant's principal accountant for two of its wholly-owned subsidiaries, NR Holdings, Inc. and Nevada Recycling, Inc. (the "Subsidiaries"). Statements of the Subsidiaries for the past two years prepared by A.J. Robbins, P.C. did not contain an adverse opinion, a disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Registrant's audit committee. During the two most recent fiscal years and through December 19, 1997, there has been no disagreement with A.J. Robbins, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of A.J. Robbins, P.C. would have caused it to make a reference to the subject matter of the disagreement in connection with its report.

The Registrant engaged BDO Seidman, LLP as principal independent accountants for Recycling Industries, Inc. and subsidiaries except NR Holding, Inc. and Nevada Recycling, Inc. on March 25, 1996. This change in certifying accountants was previously filed on Form 8-K dated March 30, 1996. The Registrant engaged BDO Seidman, LLP as principal independent accountants for the Subsidiaries on December 19, 1997. The Registrant has not consulted BDO Seidman regarding any accounting principles or disagreements with the Subsidiaries' former principal independent accountant, A.J. Robbins, P.C. prior to the engagement of BDO Seidman, LLP.

RECYCLING INDUSTRIES, INC.
AND SUBSIDIARIES

CONTENTS



     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS          F-2

     REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS          F-3

     FINANCIAL STATEMENTS:

          CONSOLIDATED BALANCE SHEETS                            F-4 - F-5

          CONSOLIDATED STATEMENTS OF OPERATIONS                  F-6

          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY        F-7 - F-9

          CONSOLIDATED STATEMENTS OF CASH FLOWS                  F-10

     SUMMARY OF ACCOUNTING POLICIES

          AND NOTES TO CONSOLIDATED FINANCIAL STATEMENTS         F-11 - F-30

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
Recycling Industries, Inc.
Englewood, Colorado


We have audited the accompanying consolidated balance sheets of Recycling Industries, Inc. and subsidiaries as of September 30, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended September 30, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of a subsidiary, which statements reflect total assets of $8,290,000 as of September 30, 1996, and total revenues of $11,310,000 for the year then ended. Those statements were audited by another auditor whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such subsidiary, is based solely on the report of the other auditor.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Recycling Industries, Inc. and subsidiaries as of September 30, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1997 in conformity with generally accepted accounting principles.



BDO Seidman, LLP

Denver, Colorado
December 30, 1997

INDEPENDENT AUDITOR'S REPORT



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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NR Holdings, Inc. and Subsidiary as of September 30, 1996 and the result of its operations and its cash flows for the year ended, in conformity with generally accepted accounting principles.

AJ. Robbins, PC.


Denver, Colorado
October 18, 1996

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                (THOUSANDS OF DOLLARS)

                                   ASSETS (Note 9)


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

SEPTEMBER 30,                                    1997         1996
----------------------------------------------------------------------

CURRENT ASSETS:
     Cash                                     $     746      $   1,450
     Accounts receivable, net (Note 1)            8,820          4,379
     Inventories (Note 3)                         4,183          2,473
     Deferred income taxes (Note 6)                 810              -
     Prepaid expenses and other                     445            392
----------------------------------------------------------------------
          TOTAL CURRENT ASSETS                   15,004          8,694
----------------------------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET (Note 4)      33,227         20,492
----------------------------------------------------------------------

OTHER ASSETS:
     Notes receivable, related party (Note 10)       85             77
     Deferred income taxes (Note 6)                 585            800
     Other assets, net of amortization (Note 5)   6,178          4,792
----------------------------------------------------------------------
          TOTAL OTHER ASSETS                      6,848          5,669
----------------------------------------------------------------------

TOTAL ASSETS                                  $  55,079      $  34,855
----------------------------------------------------------------------
----------------------------------------------------------------------


See accompanying summary of accounting policies and notes to consolidated financial statements.
                                        F - 4

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                                (THOUSANDS OF DOLLARS)

                         LIABILITIES AND STOCKHOLDERS' EQUITY

----------------------------------------------------------------------
----------------------------------------------------------------------

SEPTEMBER 30,                                      1997           1996
----------------------------------------------------------------------

CURRENT LIABILITIES:
     Current maturities of long-term
          debt (Note 9)                        $  3,300       $  1,707
     Current maturities of long-term debt,
          related parties (Note 9)                    -          2,075
     Accounts payable                             2,661          2,673
     Accounts payable - related parties             438             61
     Income taxes payable                             -            107
     Other current liabilities                    1,049            551
----------------------------------------------------------------------
          TOTAL CURRENT LIABILITIES               7,448          7,174
----------------------------------------------------------------------

LONG-TERM DEBT (Note 9):
     Long-term debt, less current maturities     29,456         10,067
     Long-term debt - related parties, less
          current maturities                          -          1,951
----------------------------------------------------------------------
          TOTAL LONG-TERM DEBT                   29,456         12,018
----------------------------------------------------------------------
          TOTAL LIABILITIES                      36,904         19,192
----------------------------------------------------------------------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 12)
----------------------------------------------------------------------
     Redeemable common stock, $.001 par value,
          363,636 shares issued and outstanding
          (Note 2)                                1,500          1,500
----------------------------------------------------------------------

STOCKHOLDERS' EQUITY (Notes 7 and 11):
     Preferred stock, no par value, 10,000,000
          shares authorized Series D,
          convertible, 10,000, and 0 shares
          issued and outstanding                    500            -
     Common Stock, $.001 par value, 50,000,000
          shares authorized, 14,149,780 and
          13,430,793 shares issued and
          outstanding                                14             13
     Additional paid-in capital                  26,846         25,547
     Accumulated deficit                        (10,685)       (11,397)
----------------------------------------------------------------------
          TOTAL STOCKHOLDERS' EQUITY             16,675         14,163
----------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  55,079      $  34,855
----------------------------------------------------------------------
----------------------------------------------------------------------


See accompanying summary of accounting policies and notes to consolidated financial statements.
                                        F - 5

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Thousands of dollars except per share amounts)


---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

YEARS ENDED SEPTEMBER 30,                                              1997         1996           1995
---------------------------------------------------------------------------------------------------------
Net sales (Note 8)                                              $    62,424    $    27,619     $   13,812
Cost of sales and operating expenses                                 55,179         26,590         10,869
---------------------------------------------------------------------------------------------------------
Gross profit                                                          7,245          1,029          2,943
Selling, general and administrative expenses, net (Note 12)           4,221          3,253          2,279
---------------------------------------------------------------------------------------------------------
Operating income (loss)                                               3,024         (2,224)           664
---------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
     Interest expense                                                (2,616)          (732)          (407)
     Miscellaneous                                                       73              4             41
---------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                                         (2,543)          (728)          (366)
---------------------------------------------------------------------------------------------------------

Earnings (loss) before extraordinary gain
     and income tax benefit (expense)                                   481         (2,952)           298
Extraordinary gain on settlement of debt (Note 1)                         -              -            806
---------------------------------------------------------------------------------------------------------
Earnings (loss) before income tax benefit (expense)                     481         (2,952)         1,104
Income tax benefit (expense) (Note 6)                                   595             (9)           711
---------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                   1,076         (2,961)         1,815
Preferred stock dividends (Note 11)                                     364              -              -
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
NET EARNINGS (LOSS) AVAILABLE TO COMMON SHAREHOLDERS            $       712    $    (2,961)    $    1,815
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------

PRIMARY EARNINGS (LOSS) PER COMMON SHARE (Note 1):
     Before extraordinary item                                  $       .05    $      (.29)    $      .17
     Extraordinary item                                                   -              -            .13
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
PRIMARY EARNINGS (LOSS) PER COMMON SHARE                        $       .05    $      (.29)    $      .30
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING             14,138,000     10,212,000      6,100,000
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
FULLY DILUTED EARNINGS (LOSS) PER SHARE:
     Before extraordinary item                                  $       .04    $      (.29)    $      .16
     Extraordinary item                                                   -              -            .13
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
FULLY DILUTED EARNINGS (LOSS) PER COMMON SHARE                  $       .04    $      (.29)    $      .29
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING             17,608,000     10,212,000      6,352,000
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------



See accompanying summary of accounting policies and notes to consolidated financial statements.
                                        F - 6

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (THOUSANDS OF DOLLARS)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                             ADDITIONAL           OTHER
YEARS ENDED SEPTEMBER 30, 1995,         PREFERRED STOCK       COMMON STOCK    PAID-IN    OPTION   EQUITY    ACCUMULATED
      1996 AND 1997                    SHARES    AMOUNT      SHARES  AMOUNT   CAPITAL    TO CEO  SECURITY    (DEFICIT)      TOTAL
----------------------------------------------------------------------------------------------------------------------------------
Balances, September 30, 1994          629,333  $  4,499   3,005,704    $  3     8,269      $ -     $  246   $ (10,251)     $ 2,766
Redemption of preferred stock
     Series A (Note 11)               (25,000)   (2,300)        -        -        -          -        -           -         (2,300)
Redemption of preferred stock
     Series B and other equity for
     option to CEO (Note 11)         (291,333)     (437)        -        -        -         683      (246)        -            -
Common stock issued for acquisition
     of MRI                               -         -       120,000      -      1,200        -        -           -          1,200
Common stock issued during private
     offering, net of offering
     costs of $590 (Note 11)              -         -     3,746,400       4     2,778        -        -           -          2,782
Common stock issued to retire debt        -         -       166,666      -        150        -        -           -            150
Common stock issued for
     renegotiation of payment terms
     for a stockholder loan               -         -        10,000      -        -          -        -           -            -
Common stock issued for services          -         -        10,000      -         25        -        -           -             25
Common stock issued for interest
     on bridge loans                      -         -        17,351      -         16        -        -           -             16
Common stock issued to CEO (Note 11)      -         -     1,319,445       1       682      (683)      -           -            -
Common stock rounding due to stock
     split                                -         -           219      -        -          -        -           -            -
Net earnings                              -         -           -        -        -          -        -         1,815        1,815
----------------------------------------------------------------------------------------------------------------------------------
BALANCES, SEPTEMBER 30, 1995          313,000  $  1,762   8,395,785    $  8    13,120      $ -     $  -     $  (8,436)     $ 6,454
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------

 See accompanying summary of accounting policies and notes to consolidated financial statements.
                                        F - 7

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (THOUSANDS OF DOLLARS)

     (CONTINUED)

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                                                             ADDITIONAL
YEARS ENDED SEPTEMBER 30, 1995,         PREFERRED STOCK       COMMON STOCK    PAID-IN  ACCUMULATED
      1996 AND 1997                    SHARES    AMOUNT     SHARES   AMOUNT   CAPITAL  (DEFICIT)   TOTAL
---------------------------------------------------------------------------------------------------------
Balances, September 30, 1995          313,000  $  1,762   8,395,785    $  8  $ 13,120  $ (8,436)  $ 6,454
Common stock issued for acquisition
     of Anglo (Note 2)                    -         -       227,693     -         925       -         925
Conversion of preferred stock
     series B                        (300,000)     (450)     12,000     -         450       -         -
Common stock issued in private
     offering, net of offering
     costs of $548 (Note 11)              -         -     1,070,636       1     2,395       -       2,396
Conversion of bridge loans (Note 11)      -         -       413,523     -       1,138       -       1,138
Common stock issued on exercise
     of warrants                          -         -       816,822       1       314       -         315
Common stock issued in public
     offering, net of offering
     costs of $2,510 (Note 11)            -         -     3,994,652       4    13,964       -      13,968
Redemption of common stock                -         -        (6,933)    -        (150)      -        (150)
Redemption of common stock and
     preferred stock Series A
     (Note 11)                        (13,000)   (1,312)   (120,000)    -      (1,088)      -      (2,400)
Redemption of common stock (Note 11)      -         -    (1,373,385)     (1)   (5,521)      -      (5,522)
Net Loss                                  -         -           -       -         -      (2,961)   (2,961)
---------------------------------------------------------------------------------------------------------
BALANCES, SEPTEMBER 30, 1996              -    $    -    13,430,793    $ 13  $ 25,547   (11,397)  $14,163
---------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------



See accompanying summary of accounting policies and notes to consolidated financial statements.
                                        F - 8

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (THOUSANDS OF DOLLARS)

     (CONTINUED)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

YEARS ENDED                                                                            ADDITIONAL
SEPTEMBER 30, 1995,                    PREFERRED STOCK        COMMON STOCK   PAID-IN      ACCUMULATED
1996 AND 1997                          SHARES    AMOUNT    SHARES     AMOUNT CAPITAL        (DEFICIT)        TOTAL
-------------------------------------------------------------------------------------------------------------------
Balances, September 30, 1996              -      $  -    13,430,793   $  13 $  25,547     $  (11,397)     $  14,163

Preferred stock Series C issued
     for cash (Note 11)                10,000     1,000         -       -         -              -            1,000

Redemption of preferrred stock
     Series C (Note 11)               (10,000)   (1,000)        -       -         -              -           (1,000)

Preferred stock Series D issued
     for acquisitions (Note 11)        10,000       500         -       -         -              -              500

Common Stock issued in private
     offering (Note 11)                   -         -       500,000       1     1,249            -            1,250

Common Stock issued on exercise
     of options                           -         -       150,000     -         135            -              135

Common stock issued on exercise
     or conversion of Series I
     warrants                             -         -       133,800     -          27            -               27

Common Stock issued on excerise
     or conversion of Dealer
     warrants                             -         -         1,187     -           7            -                7

Common stock repurchased (Note 11)        -         -       (66,000)    -        (119)           -             (119)

Preferred dividends paid (Note 11)        -         -           -       -         -             (364)          (364)

Net earnings                              -         -           -       -         -            1,076          1,076
-------------------------------------------------------------------------------------------------------------------
BALANCES, SEPTEMBER 30, 1997           10,000    $  500  14,149,780   $  14 $  26,846     $  (10,685)     $  16,675
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------


See accompanying summary of accounting policies and notes to consolidated financial statements.
                                        F - 9

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOW
                                (THOUSANDS OF DOLLARS)

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
YEARS ENDED SEPTEMBER 30,                              1997      1996    1995
-------------------------------------------------------------------------------

OPERATING ACTIVITIES:
     Net earnings (loss)                            $  1,076 $  (2,961) $ 1,815
     Adjustments to reconcile net earnings
      (loss) to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                  2,592     1,197      784
        Deferred income taxes                           (595)      -       (800)
        Other operating activities                    (1,472)      230     (781)
     Changes in assets and liabilities:
        Accounts receivable                           (4,355)   (2,199)      (3)
        Inventories                                   (1,498)      657     (254)
        Prepaid expenses and other                       (53)     (244)       7
        Accounts payable                                 (73)    1,531     (290)
        Current liabilities, excluding
          debt                                           391       240     (365)
-------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES   (3,987)   (1,549)     113
-------------------------------------------------------------------------------

INVESTING ACTIVITIES:
     Capital expenditures, net                        (2,962)   (1,561)    (575)
     Note receivable, related party                        -       146     (238)
     Acquisitions                                    (11,212)  (11,568)    (113)
     Other assets                                     (1,282)       19      -
-------------------------------------------------------------------------------
NET CASH (USED IN) INVESTING ACTIVITIES              (15,456)  (12,964)    (926)
-------------------------------------------------------------------------------

FINANCING ACTIVITIES:
     Proceeds from borrowings                         26,867    10,215      321
     Principal payments on borrowings                 (8,229)   (2,614)  (3,437)
     Loans fees paid                                    (835)     (429)     -
     Dividends paid                                     (364)      -        -
     Net proceeds from issuance of stock               2,419    16,679    3,998
     Redemption of stock                              (1,000)   (8,072)     -
     Common stock repurchased                           (119)      -        -
-------------------------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES             18,739    15,779      882
-------------------------------------------------------------------------------

INCREASE (DECREASE) IN CASH                             (704)    1,266       69
CASH, BEGINNING OF YEAR                                1,450       184      115
-------------------------------------------------------------------------------

CASH, END OF YEAR                                   $    746 $   1,450 $    184
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


See accompanying summary of accounting policies and notes to consolidated financial statements.
                                        F - 10

RECYCLING INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


OPERATIONS OF RECYCLING INDUSTRIES, INC. AND ITS SUBSIDIARIES

Recycling Industries, Inc. and subsidiaries (the "Company") is a full-service metals recycler primarily engaged in the collection and processing of various ferrous and non-ferrous metals for resale to domestic and foreign steel producers and other metal producers and processors.

PRINCIPLES OF CONSOLIDATION AND INVESTMENTS IN AFFILIATES

The consolidated financial statements include the accounts of Recycling Industries, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

CONCENTRATION OF CREDIT RISK

Concentrations of credit risk with respect to trade receivables exist due to large balances with a few customers. At September 30, 1997 and 1996, accounts receivable balances from significant customers were $3.3 million and $1.8 million or 38% and 41%, of the total accounts receivable balance. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains an allowance for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations. At September 30, 1997 and 1996 the allowance for doubtful accounts was $4,000 and $10,000 respectively. Customers are located throughout the Midwest, Southeast and Western regions of the United States and Mexico. Sales to one customer in Mexico comprised 11.5% and 15.4% of sales for the years ended September 30, 1997 and 1996. There were no significant sales in Mexico prior to the acquisition of the Company's Southern Texas facilities in December 1995.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash, accounts receivable, time deposits, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. The fair value of notes payable and amounts due to factor were estimated based on market values for debt with similar terms. Management believes that the fair value of that debt approximates its carrying value.

INVENTORIES

The Company uses the lower of average cost on a first-in, first-out basis or market for determining costs for ferrous and non-ferrous scrap metal.

PROPERTY AND EQUIPMENT

Property and equipment are carried at cost and are being depreciated on the straight-line method over lives ranging from three to 40 years. Property, plant and equipment leases, which are deemed to be installment purchase obligations, have been capitalized and included in the property, plant and equipment accounts. Maintenance, repairs and minor renewals are charged to operations while major renewals and betterments are capitalized.

RECYCLING INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


EXCESS OF COST OVER FAIR VALUE OF NET ASSETS ACQUIRED

The Company amortizes costs in excess of the fair value of net assets of businesses acquired goodwill using the straight-line method over 20 years. Recoverability is reviewed annually or sooner if events or circumstances indicate that the carrying amount may exceed fair value. Recoverability is then determined by comparing the undiscounted net cash flows of the assets to which goodwill applies to the net book value including goodwill of those assets. The analysis involves significant management judgment to evaluate the capacity of an acquired business to perform within projections.

OTHER ASSETS

The Company capitalizes certain acquisition and financing costs into other assets. Acquisition costs incurred on successful acquisitions are allocated to net assets acquired and financing costs are amortized over the life of the underlying agreement, and acquisition costs incurred on unsuccessful acquisitions are charged to expense.

REVENUE RECOGNITION

The Company recognizes revenue on commercial exchanges at the time title to goods transfers to the buyer. Brokerage income is recorded at the time materials are received by the customer.

EARNINGS (LOSS) PER COMMON SHARE

Primary earnings (loss) per common share are computed by dividing net earnings, after deducting preferred stock dividends, by the weighted average number of common and dilutive common equivalent shares outstanding during the period. Fully diluted computations assume the conversion of outstanding Convertible Preferred Stock and the exercise of dilutive warrants and stock options.

Dilutive common equivalent shares consist of stock options and warrants. In loss periods, dilutive common equivalent shares are excluded, as the effect would be anti-dilutive.

CASH AND CASH EQUIVALENTS

For purposes of the Consolidated Statements of Cash Flows, the Company considers all demand deposits and overnight investments as cash equivalents.

STOCK OPTIONS AND STOCK PURCHASE WARRANTS

Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees", is applied in accounting for all employee stock option and stock purchase warrant arrangements. Compensation cost is recognized for all stock options and stock purchase warrants granted to employees when the exercise price is less than the market price of the underlying common stock on the date of grant. Statement of Financial Accounting Standards 123, "Accounting for Stock-Based Compensation" (Statement 123) requires pro forma disclosures regarding earnings (loss) as if compensation cost for stock options and stock purchase warrants had been determined in accordance with the fair value based method prescribed in Statement 123. Estimates of the fair market value are made for each stock option and stock purchase warrant at the date of grant by the use of the Black-Scholes option-pricing model.

RECYCLING INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


INCOME TAXES

The Company accounts for taxes on income under Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of temporary differences between the tax basis of assets and liabilities and their financial statement amounts at the end of each reporting period. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense represents the tax payable for the current period and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities have been netted to reflect the tax impact of temporary differences.

ENVIRONMENTAL MATTERS

Capital expenditures for ongoing environmental compliance measures are recorded in the consolidated balance sheets and related expenses are included in the normal operating expenses of conducting business. The Company is currently involved with environmental compliance and remediation activities. The Company accrues for certain environmental remediation-related activities for which commitments or clean-up plans have been developed or for which costs or minimum costs can be reasonably estimated. There were no amounts accrued at September 30, 1997 and 1996.

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

EXTRAORDINARY ITEM

The Company recognized an extraordinary gain of $0.8 million in fiscal 1995 from the extinguishment of $0.9 million of debt.

RECENT ACCOUNTING PRONOUNCEMENTS

The Company is required to implement Financial Accounting Standards ("FAS") No. 128, "Earnings per Share" and FAS No. 129 "Disclosure of Information About an Entity's Capital Structure" in fiscal year 1998. FAS No. 128 provides a different method of calculating earnings per share than is currently used in accordance with Accounting Principles Board Opinion 15 "Earnings per Share".
FAS No. 128 provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of an entity, similar to fully diluted earnings per share. FAS No. 129 establishes standards for disclosing information about an entity's capital structure. Their implementation is not expected to have a material effect on the consolidated financial statements.

RECYCLING INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The Company is also required to implement FAS No. 130 "Reporting Comprehensive Income" and FAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" in fiscal 1998. FAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, FAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. FAS No. 131 supersedes FAS No. 14 "Financial Reporting for Segments of a Business Enterprise". FAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. FAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. FAS No. 130 and 131 require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures.
Results of operations and financial position, however, will be unaffected by implementation of these standards.

RECLASSIFICATIONS

Certain balances in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation. The reclassifications had no effect on financial condition, results of operations, or cash flows.


2.   ACQUISITIONS

On June 25, 1997, the Company acquired for $6 million substantially all the assets of Addlestone International Corporation ("AIC") a metals recycler located in Georgetown, South Carolina. The purchase was financed with $6 million of long-term debt. The purchase price has been allocated to property and equipment based on their fair market value. The operating results of AIC have been included in the Company's consolidated financial statements since the date of acquisition.

On April 7, 1997, the Company acquired for $5.7 million substantially all the assets of Addlestone Recycling Corporation ("ARC") a metals recycler located in Metter, Georgia. The purchase was financed with $5.2 million of long-term debt and $0.5 million or 10,000 shares of the Company's Series D Preferred Stock. The purchase price has been allocated to the assets based on their fair market value and includes inventory, property and equipment. The operating results of ARC have been included in the Company's consolidated financial statements since the date of acquisition.

On August 5, 1996, the Company acquired for $12.1 million all of the outstanding common stock of Weissman Industries, Inc., ("Weissman) a metals recycler located in Waterloo, Iowa. The purchase price has been allocated to assets based on their fair market value net of assumed liabilities. The assets consisted of accounts receivable, inventories, property and equipment, covenant not to compete and goodwill. The purchase price was funded with $10.6 million of cash and 363,636 shares of the Company's common stock valued at $1.5 million. Approximately $5.8 million of the cash portion of the purchase price was funded through the proceeds of a pubic offering of the Company's Common Stock in July, 1996, operating cash reserves, and $4.8 million of long-term debt secured by the equipment and real property acquired. Under the terms of a Share Price Guaranty Agreement (the Agreement), the Company has agreed to guarantee at $1.5 million the value of the 363,636 shares. The agreement grants the

RECYCLING INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


seller registration rights effective for three years. If at any time during the three year period commencing on the effective date of the registration statement, the seller sells the 363,636 shares of common stock at less than the guaranteed amount, the Company is required to pay to the seller any shortfall in cash.

In addition, the seller has the right at his sole discretion to require the Company, at any time during the two year period commencing November 30, 1997, to redeem the Guaranteed Shares for $1.5 million. As a result of the Company's agreement to redeem, if requested, such shares, the amount has been recorded as temporary equity on the accompanying balance sheet. The results of operations of Weissman are included in the accompanying financial statements from the date of acquisition.

On April 15, 1996, the Company acquired for $1.9 million substantially all of the assets of Mid-America Shredding, Inc. ("Mid-America) a metals recycler located in Ste. Genevieve, Missouri. The purchase was financed through the assumption of outstanding bank debt of $1.2 million and $0.7 million in cash. The purchase price has been allocated to assets based on their fair market value and includes inventories and property and equipment. The results of operations of Mid-America are included in the accompanying financial statements from the date of acquisition.

On December 11, 1995, the Company acquired for $6.1 million substantially all of the assets of Anglo Metal, Inc., ("Anglo") a metal recycler located in Southern Texas. The purchase price was financed through $3.1 million of long-term debt, $1.8 million through a sale-leaseback of certain purchased equipment, 227,693 shares of common stock valued at $0.9 million and $0.3 million in cash. The purchase price has been allocated to assets based on their fair market value and includes inventories, property and equipment, covenant not to compete and goodwill. The Company entered into a sublease agreement with Anglo for three yard facilities for $2,500 a month through December 10, 2005. The results of operations of Anglo are included in the accompanying financial statements from the date of acquisition.

The following summarized unaudited pro forma results of operations assumes the acquisition of ARC, AIC, Weissman, Mid-America and Anglo had occurred at the beginning of the year acquired and the preceding year.

(THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------

YEARS ENDED SEPTEMBER 30,                   1997           1996           1995
------------------------------------------------------------------------------

Net sales                              $  85,436      $  75,061      $  52,222
Earnings from continuing
   operations, net of taxes                1,285          1,149          3,977
Earnings after
   extraordinary items and
   income taxes                            1,285          1,149          4,783
Earnings from continuing
   operations, net of taxes
   per common share                         0.09           0.11           0.59

Earnings after
   extraordinary items and
   income taxes per common share       $    0.07      $    0.11      $    0.71
------------------------------------------------------------------------------
------------------------------------------------------------------------------

The pro forma data is for informational purposes only and may not necessarily reflect the results of operations of the Company had the acquired businesses operated as part of the Company for the years ended September 30, 1997, 1996 and 1995.

RECYCLING INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------

In September 1996, the Company wrote off its 20% or $0.3 million minority investment in The Loef Company, a metals recycler located in Athens, Georgia.


3.   INVENTORIES

A summary of inventories at the end of each year is as follows:

(THOUSANDS OF DOLLARS)
------------------------------------------------------------------------------

SEPTEMBER 30,                                           1997              1996
------------------------------------------------------------------------------

Raw materials                                      $   2,590         $   1,302
Finished goods                                         1,330             1,171
Other                                                    263                 -
------------------------------------------------------------------------------

Total                                              $   4,183         $   2,473
------------------------------------------------------------------------------
------------------------------------------------------------------------------


4.   PROPERTY AND EQUIPMENT

A summary of property and equipment at the end of each year is as follows:

(THOUSANDS OF DOLLARS)
------------------------------------------------------------------------------

SEPTEMBER 30,                                           1997              1996
------------------------------------------------------------------------------

Land                                               $   4,600         $   2,692
Buildings and improvements                             3,807             2,768
Machinery and equipment                               25,849            14,808
Transportation equipment                               2,077             1,728
Office equipment                                         450               121
------------------------------------------------------------------------------
Total                                                 36,783            22,117
Less accumulated depreciation                          3,556             1,625
------------------------------------------------------------------------------
Total                                              $  33,227         $  20,492
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Included in machinery and equipment at September 30, 1997 and 1996 are capital leases of $2.1 million and $1.9 million, respectively. Accumulated depreciation on capital lease assets as of September 30, 1997 and 1996 was $0.2 and $0.1 million, respectively.

Depreciation expense on property and equipment was $1.9 million, $0.9 million and $0.5 million for the years ended September 30, 1997, 1996 and 1995, respectively.

Approximately $0.1 million of interest costs were capitalized as part of property and equipment for the year ended September 30, 1997.

RECYCLING INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


5.   OTHER ASSETS

A summary of other assets at the end of each year is as follows:

(THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------

SEPTEMBER 30,                                           1997               1996
-------------------------------------------------------------------------------

Deferred acquisition costs                          $    535           $     38
Goodwill, net of accumulated
   amortization of $283 and $141                       2,749              3,016
Engineering plans, net of accumulated
   amortization of $1,024 and $962                        63                125
Non-compete agreements, net of accumulated
   amortization of $364 and $147                         886              1,103
Loan fees, net of accumulated
   amortization of $288 and $48                          976                381
Other                                                    969                129
-------------------------------------------------------------------------------
Total                                               $  6,178           $  4,792
-------------------------------------------------------------------------------
------------------------------------------------------------------------------


6.   TAXES ON INCOME

Pursuant to the terms of its acquisition of MRI, the Company included a $3.5 million capital gain realized prior to such acquisition on its consolidated 1994 tax return and utilized a portion of its net operating loss carryforward generated in prior years to offset the capital gain. Management believes its position has merit based on its interpretation of the Internal Revenue Code and an opinion by its tax counsel. However, the Company has not obtained a prior ruling from the Internal Revenue Service (IRS) and has no assurances that the IRS will concur with its interpretation. If the IRS were to successfully challenge the position taken on this issue, the Company could be required to pay approximately $1.2 million in additional income taxes plus penalties and interest, and the $3.5 million net operating loss utilized on its consolidated 1994 tax return would be available to offset future taxable income generated by the Company.

Under the terms of the Weissman acquisition agreement, the Company has agreed to indemnify the selling shareholders of Weissman for certain tax liabilities which could result from an audit by the IRS of the final Weissman tax return.

During fiscal year 1997 and 1996 management determined that net operating losses generated from prior years were more likely than not to be used in the near future due to taxable income generated by acquired operations. Therefore, a net deferred tax asset of $1.4 million and $0.8 million has been recorded as of September 30, 1997 and 1996. Net operating loss carryforwards available for future use through the year 2012 were approximately $11.6 million at September 30, 1997. As a result of a change in ownership, as defined by Section 382 of the Internal Revenue Code, approximately $8.7 million of the net operating loss carry forwards are limited in use to approximately $2.6 million per year. If additional changes in ownership were to occur Section 382 could further reduce the amount of net operating losses that would be available to offset future taxable income.

RECYCLING INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


The components of deferred tax assets and (liabilities) are as follows:

(THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------

SEPTEMBER 30,                                           1997               1996
-------------------------------------------------------------------------------

Total deferred tax assets                           $  5,753           $  5,978
Less valuation allowance                                   -             (1,170)
-------------------------------------------------------------------------------
                                                       5,753              4,808

Total deferred tax (liabilities)                      (4,358)            (4,008)
-------------------------------------------------------------------------------
Net deferred tax asset                              $  1,395           $    800
-------------------------------------------------------------------------------
------------------------------------------------------------------------------



The tax effects of temporary differences and net operating loss carryforwards that give rise to deferred tax assets and (liabilities) are as follows:

(THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------

SEPTEMBER 30,                                           1997               1996
-------------------------------------------------------------------------------

TEMPORARY DIFFERENCES:
----------------------
  Property and equipment                           $  (4,358)         $  (4,008)
  Net operating loss carryforwards                     3,936              3,474
  Goodwill and other assets                            1,515              2,277
  Valuation allowance                                      -             (1,170)
  Alternative minimum tax credits                         87                 87
  Other                                                  215                140
-------------------------------------------------------------------------------
  Totals                                           $   1,395          $     800
-------------------------------------------------------------------------------
------------------------------------------------------------------------------



Income tax benefit (expense) consisted of the following:

(THOUSANDS OF DOLLARS)
-------------------------------------------------------------------------------

YEARS ENDED SEPTEMBER 30,                1997           1996               1995
-------------------------------------------------------------------------------

Current                                $    -          $  (9)            $  (89)
Deferred                                  595              -                800
-------------------------------------------------------------------------------
                                       $  595          $  (9)            $  711
-------------------------------------------------------------------------------
------------------------------------------------------------------------------

RECYCLING INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------


A reconciliation of the effective tax rates to the federal statutory rate is shown below:

(THOUSANDS OF DOLLARS)

------------------------------------------------------------------------------
YEARS ENDED SEPTEMBER 30,                1997           1996               1995
-------------------------------------------------------------------------------

Federal income tax benefit
  (expense) computed at federal
  statutory rates                     $  (163)      $  1,004           $   (374)
Capital gains-MRI                           -              -             (1,190)
Change in valuation allowance           1,170           (928)             2,072
Change in net operating loss
  carry forwards                         (408)             -                  -
Other                                      (4)           (85)               203
-------------------------------------------------------------------------------
Income tax benefit (expense)          $   595       $     (9)          $    711
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

RECYCLING INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
------------------------------------------------------------------------------


7.   STOCK OPTIONS AND STOCK PURCHASE WARRANTS

The following is a summary of changes in stock options and stock purchase warrants outstanding during the years ended September 30, 1997, 1996 and 1995. Each stock option and stock purchase warrant outstanding is exercisable to purchase one share of the Company's $.001 par value Common Stock.

------------------------------------------------------------------------------
                                                           WEIGHTED AVERAGE
YEARS ENDED SEPTEMBER 30,                NUMBER OF SHARES    EXERCISE PRICE
------------------------------------------------------------------------------

STOCK OPTIONS:
Balance, October 1, 1994                          202,000             $   1.42
Granted                                                 -                    -
Exercised                                               -                    -
Expired/cancelled                                       -                    -
------------------------------------------------------------------------------
Balance, September 30, 1995                       202,000                 1.42
Granted                                           765,000                 2.87
Exercised                                               -                    -
Expired/cancelled                                (450,000)               (2.87)
------------------------------------------------------------------------------
Balance, September 30, 1996                       517,000                 2.30
Granted                                         3,781,800                 1.46
Exercised                                        (150,000)               (0.90)
Expired/cancelled                                       -                    -
------------------------------------------------------------------------------
Balance, September 30, 1997                     4,148,800             $   1.59
------------------------------------------------------------------------------
------------------------------------------------------------------------------

STOCK PURCHASE WARRANTS:
Balance, October 1, 1994                          818,497             $  17.41
Granted                                           335,000                 5.31
Exercised                                               -                    -
Expired/cancelled                                       -                    -
------------------------------------------------------------------------------
Balance, September 30, 1995                     1,153,497                14.13
Granted                                         3,656,751                 5.54
Exercised                                        (816,822)               (1.50)
Expired/cancelled                                       -                    -
------------------------------------------------------------------------------
Balance, September 30, 1996                     3,993,426                 6.59
Granted                                           798,000                 1.94
Exercised                                        (134,987)               (1.50)
Expired/cancelled                                       -                    -
------------------------------------------------------------------------------
Balance, September 30, 1997                     4,656,439             $   5.80
------------------------------------------------------------------------------
------------------------------------------------------------------------------

RECYCLING INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The following information summarizes stock options outstanding at September 30, 1997:

-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
                      OUTSTANDING                                     EXERCISABLE
-----------------------------------------------------------------------------------------
 YEARS OF     NUMBER     WEIGHTED AVERAGE     RANGE OF       NUMBER     WEIGHTED AVERAGE
EXPIRATION  OUTSTANDING   EXERCISE PRICE   EXERCISE PRICE  EXERCISABLE   EXERCISE PRICE
-----------------------------------------------------------------------------------------
  1998           6,000         $2.50           $2.50            6,000         $2.50
  1999          46,000          2.99        0.90 - 6.25        46,000          2.99
  2001         315,000          2.87           2.87           125,010          2.87
  2002         747,979          1.52        1.25 - 5.56       611,513          1.56
  2003          24,000          2.78           2.78            24,000          2.78
  2007       3,009,821          1.44        1.25 - 2.43     3,009,821          1.44
-----------------------------------------------------------------------------------------
             4,148,800         $1.59       $0.90 - 6.25     3,822,344         $1.53
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

The weighted average grant date fair value of stock options granted during the year is summarized as follows:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
YEARS ENDED SEPTEMBER 30,                               1997             1996
--------------------------------------------------------------------------------
Market value equal to exercise price                    $  0.52          $  1.36
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The following information summarizes stock purchase warrants outstanding at September 30, 1997:

-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
                      OUTSTANDING                                     EXERCISABLE
-----------------------------------------------------------------------------------------
 YEARS OF     NUMBER     WEIGHTED AVERAGE     RANGE OF       NUMBER     WEIGHTED AVERAGE
EXPIRATION  OUTSTANDING   EXERCISE PRICE   EXERCISE PRICE  EXERCISABLE   EXERCISE PRICE
-----------------------------------------------------------------------------------------
  1999         200,000         $7.00       $2.50 - 7.50       200,000         $7.00
  2000       3,270,834          6.00        1.50 - 6.00     3,270,834          6.00
  2001         341,667          5.43        3.75 - 5.57       341,667          5.43
  2002         823,938          4.96       1.56 - 75.00       823,938          4.96
  2005          20,000          1.25           1.25            20,000          1.25
-----------------------------------------------------------------------------------------
             4,656,439         $5.80       $1.25 - 75.00    4,656,439         $5.80
-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------

The weighted average grant date fair value of stock purchase warrants granted during the year is summarized as follows:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
 YEARS ENDED SEPTEMBER 30,                              1997             1996
 Market value equal to exercise price                   $  0.31          $  1.57
 Market value greater than exercise price               $     -          $  2.63
 Market value less than exercise price                  $  0.34          $  1.07
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

RECYCLING INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The Company applies Accounting Principals Board Opinion 25 in accounting for stock options granted to employees. Had compensation expense been determined based upon the fair value of the awards at the grant date and consistent with the method under Statement of Financial Accounting Standards 123, the Company's net earnings (loss) and net earnings (loss) per share would have been decreased or (increased) to the pro forma amounts indicated in the following table.

(THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
YEARS ENDED SEPTEMBER 30,                              1997            1996
--------------------------------------------------------------------------------
 Net earnings (loss) as recorded                     $ 1,076         $ (2,961)
 Net earnings (loss) pro forma                       $   100         $ (3,064)

 Net earnings (loss) per share as reported           $   .04         $  (0.29)
 Net earnings (loss) per share pro forma             $   .01         $  (0.30)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

The fair value of each employee stock option granted during the years ended September 30, 1997 and 1996 is estimated on the date of grant using the Black-Scholes option-pricing model using the following factors: expected volatility, 34% to 44%; risk free interest rate, 7%; expected annual dividends, none; and, estimated lives of the options of between one and five years.

The 1997 Executive Plan provides for the grant of stock options to existing and future executives of the Company. An aggregate of 4,000,000 shares of Common Stock is authorized for issuance under this plan. Options granted under the 1997 Executive Plan must have an exercise of not less than 100 percent of the fair market value of Common Stock on the date of grant. The 1997 Executive Plan terminates on April 18, 2007, and the term of any option granted under the 1997 Executive Plan may not exceed ten years.

The 1995 Non-Statutory Stock Option Plan (1995 Plan), the 1995 Non-Employee Director Stock Option Plan (Director Plan) and the 1997 Executive Stock Option Plan were approved by the Company's shareholders at the 1997 Annual Meeting of Shareholders. The 1995 Plan provides for the grant of stock options to employees, officers and employee directors of the Company. An aggregate of 2,000,000 shares of Common Stock is authorized for issuance under the 1995 Plan. The 1995 Plan terminates on December 27, 2006. Options granted under the 1995 Plan must have an exercise price of not less than 80% of the fair market value of the Common Stock on the date of grant, and their term may not exceed ten years.

The Director Plan provides for the grant of stock options to existing and future Independent Directors of the Company. These options and the Director Plan were approved by the Company's shareholders at the 1996 annual meeting of shareholders. The Director Plan terminates on December 27, 2006. Options granted under the Director Plan will be exercisable commencing six months after the date of grant and continuing for five years from the date of grant.

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

RECYCLING INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

8.   MAJOR CUSTOMERS

The Company is economically dependent on major customers for annual sales. Such customers comprised the following percentages of net sales:

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
 YEARS ENDED SEPTEMBER 30,                         1997        1996        1995
--------------------------------------------------------------------------------

 Customer A                                       18.5%       22.5%       16.2%
 Customer B                                       11.5%        5.2%           -
 Customer C (export sales to Mexico)              11.5%       15.4%           -
 Customer D                                        4.1%        9.6%       37.9%
 Customer E                                        1.0%        5.6%       10.8%
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

9.   LONG-TERM DEBT

A summary of long-term debt at the end of each year is as follows:

(THOUSANDS OF DOLLARS)
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------
 SEPTEMBER 30,                                                        1997           1996
------------------------------------------------------------------------------------------
 Revolving Credit and Term Loan Agreement with interest rates ranging from 2% to 2.25% plus prime (10.5% - 10.75% at
 September 30, 1997), due April 2000                                $ 22,611      $  8,394
 4.0% plus prime Bridge Note (12.5% at September 30, 1997),
 due July 1998                                                         7,000             -
 Capital lease obligations with interest at 10.5% to 14%               1,482         1,612
 Other, interest at 9% to 18%                                          1,663         1,768
 Related party notes                                                       -         4,026
------------------------------------------------------------------------------------------
 Total                                                                32,756        15,800
 Less current maturities                                               3,300         3,782
------------------------------------------------------------------------------------------
 Net long-term debt                                                 $ 29,456      $ 12,018
------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------

Capital lease obligations consist primarily of installment purchase obligations for machinery and equipment. The Company has been in violation of certain covenants under the capital lease, which require the obligation to be paid on demand. The capital lease was paid in full in December 1997.

During the year the Company refinanced $1.7 million of certain related party notes with proceeds from the Revolving Credit and Term Loan Agreement. Excess proceeds of $0.8 million were retained by the Company for general corporate purposes.

On April 7, 1997, the Company issued warrants to acquire up to 128,000 shares of its Common Stock in connection with an increase in the Company's credit facility. Each warrant is exercisable at a price of $1.5625 per share.

On June 23, 1997, the Company issued warrants to acquire 650,000 shares of its common stock in connection with the $7 million bridge loan. The exercise price for the warrants is $2.00 per share. On December 5, 1997, the bridge loan was paid in full.

RECYCLING INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

In December 1997, the Company entered into a $150 million Senior Credit Facility ("Credit Facility") with General Electric Capital Corporation as agent for the lenders. The Credit Facility is comprised of a $45 million revolving credit facility, a $40 million term loan due December 5, 2003, with interest and principal payable quarterly, a $40 million term loan due on the earlier of December 5, 2005 or six months prior to the maturity of the Subordinated Notes discussed below with interest and principal payable quarterly and a $25 million acquisition line of credit due December 5, 2003, with interest and principal payable quarterly. The notes bear interest at either (I) the higher of (a) prime plus .75% or (b) the Federal Funds rate plus 50 basis points per annum plus .75%, or (II) at the option of the Company upon certain conditions, the LIBOR rate plus 2.25%. The proceeds from the Credit Facility are secured substantially all of the Company's assets and are to be used for acquisitions, repayment of existing indebtedness and general corporate purposes.

In December 1997, the Company issued $60 million in Senior Subordinated Notes and approximately one million warrants to various lenders, the proceeds of which are to be used for acquisitions, repayment of existing indebtedness and general corporate purposes. The notes bear interest at 13% and mature in December 2005.

The terms of the agreements to which the Credit Facility and Subordinated Notes were issued require, among other terms, the maintenance of certain ratios and other financial covenants, the most restrictive of which are the maintenance of Minimum Consolidated Net Worth, Minimum Quarterly Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Minimum Funded Debt to Pro Forma EBITDA. The first quarter for which the restrictive debt covenants apply is March 31, 1998.

The Credit Facility and Subordinated Notes were used in part to refinance in total the Company's consolidated debt primarily on a long-term basis. The Company incurred $2.3 million in prepayment penalties and will incur a $1.2 million expense on the write off of $1.2 million in prepaid loan fees from refinancing the Revolving Credit and term Loan Agreement. Scheduled maturities of long-term debt at September 30, 1997 based on the refinancing is as follows: $3.3 million in 1998, $4.4 million in 1999, $5.9 million in 2000, $7.9 million in 2001, $8.4 million in 2002 and $2.9 thereafter.

10.  RELATED PARTY TRANSACTIONS

During 1997, the Company loaned $0.1 million to the majority stockholder maturing July 1, 2004. On December 5, 1997, the Company loaned an additional $1.4 million to the majority stockholder with the same maturity date. The notes bear interest at prime plus 2% adjusted on the last day of each quarter payable in arrears on December 31 of each year commencing December 31, 1998.

During 1996 and 1995, the Company purchased raw materials from related entities in the amounts of $1.2 million and $0.2 million, respectively. The purchase price of the raw materials approximates the cost paid to other large bulk suppliers.


11.  STOCKHOLDERS' EQUITY

In December 1996, the Company completed a private placement of $1 million Series C Convertible Preferred Stock ("Series C Preferred"). During the third quarter of 1997, the Company redeemed the Series C Preferred for $1.3 million with a combination of existing cash and financing from the Company's credit facility. Included in the redemption price was a dividend in the amount of $0.3 million.

RECYCLING INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

On April 7, 1997, the Company issued 10,000 shares of Series D Convertible Preferred Stock (Series D Preferred) valued at $0.5 million. The Series D Preferred will automatically convert on April 1, 1999, into that number of shares of the Company's Common Stock whose average market price for the ten trading days preceding the date of conversion is equivalent to $0.5 million plus the amount of all accrued and unpaid dividends on the Series D Preferred to the date of conversion. Holders of the Series D Preferred are entitled to dividends on a cumulative basis at an annual rate of eight percent, payable quarterly in cash.

On September 9, 1997, the Company sold 500,000 shares of Common Stock at an offering price of $2.50 per share. The stock was issued pursuant to a Subscription Agreement which netted proceeds of $1.3 million.

During the year, the Board of Directors authorized the Company to repurchase up to 700,000 shares of Common Stock in open market transactions. The Company acquired 66,000 shares of Common Stock for $0.1 million.

On August 15, 1996 the Company redeemed 13,000 shares of Series A Preferred Stock and repurchased 120,000 shares of Common Stock for $2.4 million.

On July 17, 1996, the Company completed a public offering of 3,994,652 shares of Common Stock at an offering price of $4.125 per share (the "Public Offering). Net proceeds raised by the Company from the Public Offering were $14 million. Out of the proceeds of the Public Offering, the Company repurchased 1,373,385 shares of Common Stock for $5.5 million.

On April 8, 1996, the Company received $2.4 million (net of offering costs of approximately $0.5 million) from a private placement of 1,070,636 shares of Common Stock and warrants (Series J Warrants) to acquire up to 727,078 shares of Common Stock at $6.00 per share (the "January 1996 Private Placement"). In addition $1.1 million in bridge loans (including accrued interest) were converted into units offered under the January 1996 Private Placement. The Series J Warrants are exercisable until December 27, 1999. The exercise price of 686,418 Series J Warrants is $6.00 per share and the exercise price of 40,665 Series J Warrants is $4.00 per share. In connection with the offering, the Company issued to the placement agent 69,945 warrants (placement agent warrants) each to purchase two shares of Common Stock and one Series H Warrant, which are exercisable for a three-year period commencing one year from the date of issuance, at an exercise price of $2.75. Upon exercise of the placement agent warrants, the Company will issue up to 69,945 Series H Warrants each to purchase one share of Common Stock at an exercised price of $6.00 per share. The Series H Warrants are exercisable for a three-year period commencing one year from the date of issuance and are not redeemable by the Company.

In January 1996 notes payable - related parties of $1.1 million including accrued interest were converted into 413,523 shares of Common Stock.

On January 25, 1995, the Company conditionally granted its Chief Executive Officer a right to acquire shares of Common Stock valued at $1.2 million in exchange for: 1) the purchase of certain technology owned by the Chief Executive Officer and an affiliated entity, First Dominion Holdings, Inc. ("FD"); 2) 21,333 Series B preferred shares owned by FD; 3) the forgiveness of $1.2 million of accrued salary, royalties and other amounts due to the Chief Executive Officer of which $0.2 million was recorded as accrued salary payable in equity security as of September 30, 1994. On August 8, 1995 the Chief Executive Officer exercised that "W" Right and was issued 1,319,445 shares of Common Stock

In January 1995, the Company exchanged 291,333 shares of Series B preferred stock as partial consideration for the "W" right, and on November 9, 1995, the remaining 300,000 shares were converted into 12,000 of Common Stock.

RECYCLING INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

On April 17, 1995, the Company received $2 million net of offering costs of approximately $0.2 million from the private placement of 1,946,400 shares of Common Stock and warrants (Series G Warrants) to acquire up to 1,236,878 shares of Common Stock (the "February 1995 Private Placement"), including $0.5 million in bridge loans (including accrued interest) that were converted into units offered under the February Private Placement. The Series G Warrants are exercisable from the date of their issuance and expire on December 27, 1999. The exercise price of 1,916,400 Series G Warrants is $6.00 per share and the exercise price of 30,000 Series G Warrants is $4.00 per share. Under certain conditions as set forth in the warrant agreement, the Company may redeem the Series G Warrants prior to their expiration, at a redemption price of $.25 per Series G Warrant upon not less than 30 days prior written notice to the warrant holders. In connection with the offering, the Company issued to the placement agent 139,828 warrants (placement agent warrants) each to purchase two shares of Common Stock and one Series H Warrant, which are exercisable for a three-year period commencing one year from the date of issuance, at an exercise price of $1.80. Upon exercise of the placement agent warrants, the Company will issue up to 139,828 Series H Warrants each to purchase one share of Common Stock at an exercised price of $6.00 per share. The Series H Warrants are exercisable for a three-year period commencing one year from the date of issuance and are not redeemable by the Company.

On July 31, 1995, the Company received $1.2 million (net of offering costs of approximately $0.3 million) from the private placement of 1,800,000 shares of Common Stock and warrants (Series G Warrants) to acquire up to 900,000 shares of Common Stock (the "May 1995 Private Placement"). The Series G Warrants are exercisable from the date of their issuance through December 27, 1999. The exercise price of the Series G Warrants is $6.00 per share. Under certain conditions as set forth in the warrant agreement, the Company may redeem the Series G Warrants prior to their expiration, at a redemption price of $.25 per Series G Warrant upon not less than 30 days' prior written notice to the warrant holders. In connection with the offering, the Company issued to the placement agent 73,560 warrants (placement agent warrants) each to purchase two shares of Common Stock and one Series H Warrant, which are exercisable for a three-year period commencing one year from the date of issuance, at an exercise price of $1.80. Upon exercise of the placement agent warrants, the Company will issue up to 73,560 Series H Warrants each to purchase one share of Common Stock at an exercised price of $6.00 per share. The Series H Warrants are exercisable for a three-year period commencing one year from the date of issuance and are not redeemable by the Company.

In 1995, the Company redeemed 25,000 shares of Series A Preferred Stock for $2.3 million.


12.  COMMITMENTS AND CONTINGENCIES

The Company leases various facilities and equipment under non-cancelable operating lease agreements. Rental expense for the operating leases amounted to $0.4 million, $0.1 million and $0.1 million for the years ended September 30, 1997, 1996 and 1995, respectively. Minimum lease commitments under noncancelable leases with initial terms greater than one year at September 30, 1997 were $0.5 million for 1998, $0.4 million for 1999, $0.4 million for 2000, $0.3 million for 2001, $0.1 million for 2002 and $0.1 million thereafter. It is expected that in the ordinary course of business, leases will be renewed or replaced.

The Company is partially self insured for employee health benefits and coverage is obtained for catastrophic exposure through independent insurance carriers. The Company contracts with an independent insurance firm to provide claims handling and adjustment services. Estimates with respect to claims are based on internal evaluations of individual claims and by the Company's independent insurance carrier. The method of making such estimates and establishing the resulting accrued liability are reviewed frequently, and any adjustments are reflected in current earnings.

RECYCLING INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Substantially all of the labor force that work in the recycling operations yard at the Weissman subsidiary work under a collective bargaining agreement which expires in 2000.

On July 1, 1997, the Company entered into a five-year employment agreement with its Chairman and Chief Executive Officer, Thomas J. Wiens (the "Wiens Employment Agreement"). The Wiens Employment Agreement provides for an annual base salary of $288,000 and annual bonuses in an amount to be determined by the Compensation Committee. The Wiens Employment Agreement also provides that the Company will loan Mr. Wiens up to $1,925,000, to be advanced in increments of $100,000 (increased by $15,000 for each advance) upon the closing of each acquisition of a new operating facility subsequent to June 23, 1997 (the "Loan"). The amount advanced upon the closing of each acquisition may be increased depending upon the annual revenues of the business being acquired by the Company. The Loan bears interest at prime plus 2% with interest payable annually on or before December 31st of each year during the term of the Loan, commencing December 15, 1998. The Loan matures on July 1, 2004. As of September 30, 1997, the Company had advanced Mr. Wiens $85,000 under the terms of the Loan and Mr. Wiens had the right to request additional advances of up to $295,000 on or before October 1, 1997 Subsequent to September 30, 1997, in connection with the closing of six acquisitions in December 1997, the Company advanced Mr. Wiens an additional $1,440,000 under the terms of the Loan.

The Wiens Employment Agreement also provides that the Company will provide a $1 million life insurance policy on Mr. Wiens payable to his spouse or lineal descendants.

If Mr. Wiens terminates his employment with the Company for "good reason" or is terminated without cause, the Company shall pay to Mr. Wiens (i) the base salary and bonus, if any, through the date of termination; (ii) the amount of base salary that would have been paid through the expiration of the initial five-year term of the Wiens Employment Agreement; and (iii) an amount equal to the pro-rata portion of the prior year's annual bonus through the date of termination. In addition, all amounts advanced to Mr. Wiens under the Loan shall be forgiven by the Company and the Company shall pay to Mr. Wiens an amount equal to the income taxes payable by him as a result of such forgiveness. For purposes of the Wiens Employment Agreement, "good reason" generally means a material diminishment in Mr. Wiens' duties, any material breach by the Company of any of the provisions of the Wiens Employment Agreement, or any reduction, or attempted reduction, at any time during the term of the Wiens Employment Agreement, of Mr. Wiens' base salary unless: (i) such reduction is part of an overall proportional reduction in the compensation of the Company's executive officers implemented by the Board of Directors or, (ii) in his capacity as a Director, Mr. Wiens recommends or approves the reduction.

If Mr. Wiens's employment is terminated within two years of a "hostile change in control" of the Company, the Company will pay to Mr. Wiens an amount equal to the greater of amount of base salary that would have been paid through the expiration of the initial five-year term of the Wiens Employment Agreement or
2.99 times the sum of the base salary payable on the date of termination plus the annual bonus paid to Mr. Wiens during the last full fiscal year. In addition, all amounts advanced to Mr. Wiens under the Loan shall be forgiven by the Company and the Company shall pay to Mr. Wiens an amount equal to the income taxes payable by him as a result of such forgiveness. For purposes of the Wiens Employment Agreement, a "hostile change in control" is defined as the completion of a tender offer or exchange offer (other than an offer by the Company) which by its terms could result in the acquisition by an entity, person or group of 30% or more of the Company's common stock, provided such tender offer is not recommended for acceptance to the shareholders of the Company by the Board of Directors.

RECYCLING INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

On September 8, 1997, the Company entered into a four-year employment agreement with its Vice-Chairman, Luke F. Botica (the "Botica Employment Agreement"). The Botica Employment Agreement provides for an annual base salary of $100,000 increasing to $250,000 on September 8, 1998, an annual bonus of $150,000 payable over the 12 month period commencing September 30, 1997 and annual bonuses in an amount to be determined by the Compensation Committee.

The Botica Employment Agreement also provides that the Company will provide a $500,000 life insurance policy on Mr. Botica payable to his spouse or lineal descendants.

If Mr. Botica terminates his employment with the Company for "good reason" or is terminated without cause, the Company shall pay to Mr. Botica (i) the base salary and bonus, if any, through the date of termination; (ii) the amount of base salary that would have been paid through the expiration of the initial four-year term of the Botica Employment Agreement; and (iii) an amount equal to the pro-rata portion of the prior year's annual bonus through the date of termination. For purposes of the Botica Employment Agreement, "good reason" generally means a material diminishment in Mr. Botica's duties, any material breach by the Company of any of the provisions of the Botica Employment Agreement, or any reduction, or attempted reduction, at any time during the term of the Botica Employment Agreement, of Mr. Botica's base salary unless: (i) such reduction is part of an overall proportional reduction in the compensation of the Company's executive officers implemented by the Board of Directors or, (ii) in his capacity as a Director, Mr. Botica recommends or approves the reduction.

If Mr. Botica's employment is terminated within two years of a "hostile change in control" of the Company, the Company will pay to Mr. Botica an amount equal to the greater of amount of base salary that would have been paid through the expiration of the initial four-year term of the Botica Employment Agreement or
2.99 times the sum of the base salary payable on the date of termination plus the annual bonus paid to Mr. Botica during the last full fiscal year. For purposes of the Botica Employment Agreement, a "hostile change in control" is defined as the completion of a tender offer or exchange offer (other than an offer by the Company) which by its terms could result in the acquisition by an entity, person or group of 30% or more of the Company's common stock, provided such tender offer is not recommended for acceptance to the shareholders of the Company by the Board of Directors.

The Company has been named as a defendant in several lawsuits alleging the Company through its alleged agents sold unregistered and restricted securities to the plaintiffs based upon misrepresentations. The other defendants in these matters are in bankruptcy. The Company has denied all liability and is vigorously defending against these actions. Nevertheless the Company has entered into a Stipulation of Settlement (the "Stipulation") with the trustees in bankruptcy and the debtor in possession. The Stipulation terms provide for the Company on or before July 1, 1998 to rescind the sale of approximately 560,000 shares of the Company's Common Stock to be obtained by the bankruptcy trustee from individual investors or creditors to be identified.

For return of such shares the Company will pay $7,000,000 and any and all actions initiated against the Company and the other defendants will be permanently enjoined by an order of the Bankruptcy Court. In accordance with the terms of the Stipulation, the Company has provided the trustees with a $7,000,000 letter of credit. However, the Stipulation contains various provisions requiring the trustee to deliver a minimum number of shares. If the trustee is not able to deliver the minimum (500,000 shares) and the trustee does not exercise his right to deliver less than the minimum, the Stipulation will be void. If the trustee exercises the right to deliver less than the minimum, the Company will pay for the rescinded shares the greater of $12.50 per share or the average closing price of the Company's Common Stock on the last ten trading days before the date of payment, upon delivery of the stock to the Company. At the option of the trustees, payment for less than the minimum shares also constitutes full satisfaction of the Stipulation.

RECYCLING INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

As of the financial statements report date, the trustee has not yet filed the Stipulation with the Bankruptcy Court, which must approve the Stipulation for it to become effective. The Company's management and legal counsel have assessed that it is not reasonably possible to conclude that the trustee will file the Stipulation, or, if filed, that the Bankruptcy Court would approve it. Also, it is not reasonably possible to assess that the trustee can obtain and deliver the minimum number shares and if the minimum number is not obtained, whether the trustee would void the Stipulation. Should the stipulation not proceed, the Company will continue to vigorously defend the claims asserted against it.

The Company filed an action claim against Robert C. Rome ("Rome)", principal of Anglo Metal, Inc. ("AMI"), in the United States District Court for the District of Colorado. The Company and Recycling Industries of Texas, Inc. ("RITI") are seeking actual and consequential damages in an undetermined amount for fraud by misrepresentation, deceit by nondisclosure and concealment and breach of contract in connection with the acquisition of Anglo Iron & Metal in December 1995. Alternatively, the complaint seeks specific performance of Mr. Rome's obligations under his agreements with the Company. On February 21, 1997, the Company and RITI were served with a compliant filed by AMI in the United States Bankruptcy Court for the Southern District of Texas. The complaint alleges that the Company and RITI have failed to perform certain obligations under their agreement to acquire Anglo
Iron & Metal in December 1995.   The plaintiff seeks damages in excess of
$3,255,000 for breach of contract, fraud and conversion. Alternatively, the complaint seeks to rescind the agreements executed by the Company and RITI to acquire Anglo Iron & Metal. On September 30, 1997, the Company, Robert C. Rome and Anglo Metal, Inc. settled the two actions through negotiations. The terms of the settlement includes the reimbursement by AMI, which is netted against selling, general and administrative expenses for the year ended September 30, 1997, of $1.5 million in processing costs, legal expense and environmental remediation expense incurred by the Company at its Southern Texas facilities. The Company shall pay for any environmental remediation of the real property located in Harlingen, Brownsville and the sub-leased property in San Juan, Texas upon which certain of its Southern Texas facilities are located, to a level necessary to obtain approval under the Texas Voluntary Cleanup Program. The Company shall pay to AMI $0.4 million and assign that number of shares of the Company's Common Stock from the escrow account established at closing which, upon sale, will yield net proceeds to AMI of $700,000. The proceeds from the sale of these shares will be used for remediation of certain property and related expenses.

The Company is a defendant in a law suit where plaintiff, owner of a parcel of real estate adjacent to the Company's Harlingen, Texas facility, are seeking damages and a permanent injunction prohibiting the Company's operations at its Harlingen, Texas facility arising out of allegations that the operations of the facility throw debris and scrap metal onto the Plaintiff's property. The Company believes the plaintiff's claims to be without merit and is vigorously defending this matter.

13.  SUBSEQUENT EVENTS

In December 1997, the Company completed the acquisitions of six metal recycling facilities for an aggregate purchase price of approximately $146 million. The acquisitions will be accounted for using the purchase method of accounting, as such, the purchase price will be allocated to the acquired assets at their estimated fair value. The acquisitions were financed in part with proceeds generated in December 1997 from a $150 million Senior Credit Facility (Credit Facility), $60 million in Senior Subordinated Notes and proceeds from the Sale of Common Stock to various accredited investors in connection with the Credit Facility. The acquisitions were also financed in part from the issuance of the Company's Preferred to the owners of the acquired facilities and $10 million in proceeds from the sale of Common Stock. The Company will continue the metal recycling operations of the businesses acquired.

RECYCLING INDUSTRIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

14. SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS AND NONCASH INVESTING AND FINANCING ACTIVITIES

     (THOUSAND OF DOLLARS)
     --------------------------------------------------------------------------------------

     YEARS ENDED SEPTEMBER 30,                          1997           1996           1995
     --------------------------------------------------------------------------------------
     Cash paid for interest                          $ 2,489        $   711        $   407
     Cash paid for taxes                             $   107        $     -        $     -
     Purchase of equipment for notes
       payable                                       $   202        $   406        $    56
     Stock issued for conversion
       of bridge financing                           $     -        $ 1,138        $   150
     Acquisition of subsidiaries for
       stock                                         $   500        $ 2,425        $     -
     Acquisition of Anglo land and
       building for note payable                     $     -        $   446        $     -
     Acquisition of Anglo inventory
       for notes payable                             $     -        $ 1,354        $     -
     Acquisition of Anglo goodwill
       for note payable                              $     -        $   479        $     -
     Capital lease obligation incurred
       to finance Anglo acquisition                  $     -        $ 1,800        $     -
     Note payable issued for Anglo
       non-compete agreement                         $     -        $   750        $     -
     Assumption of liabilities for
       Mid-America acquisition                       $     -        $ 1,210        $     -
     Assumption of liabilities for
       Weissman acquisition                          $     -        $   738        $     -
     Restructure of preferred stock
       to debt                                       $     -        $     -        $ 2,300
     Issuance of Common Stock to
       Chief Executive Officer                       $     -        $     -        $   437
     Acquisition of equipment under
       capital lease                                 $     -        $     -        $   113
     Reversal of deferred gain on sale
       of subsidiary                                 $     -        $     -        $   751
-------------------------------------------------------------------------------------------

                                       PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



The following table lists the officers and directors and executive officers of the Company, their age and their respective positions and titles.


--------------------------------------------------------------------------------
                                         POSITIONS AND           FIRST BECAME A
 NAME                    AGE          OFFICES WITH COMPANY          DIRECTOR
--------------------------------------------------------------------------------

 Thomas J. Wiens         45          Chairman of the Board         Since 1992
                                    Chief Executive Officer

 Luke F. Botica          47         Vice Chairman, Director        Since 1997

 Brian L. Klemsz         38              Vice President            Since 1996
                                    Chief Financial Officer
                                      Treasurer, Director

 Jerome B. Misukanis     54             Director (1)(2)            Since 1994

 Graydon H. Neher        47             Director (1)(2)            Since 1995

 Barry D. Plost          50               Director (1)             Since 1995

 John E. McKibben        57      Vice President, Administration         -

 Harold "Skip" Rouster   48         Chief Operating Officer             -
                                         Vice President
--------------------------------------------------------------------------------
----------------

(1)  Member of Audit Committee
(2)  Member of the Compensation Committee

Each director is elected to hold office until the next annual meeting of shareholders, and until his successor is elected and qualified.

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

LUKE F. BOTICA. Mr. Botica was elected to the Board of Directors of the Company in February 1997, and has served as Vice Chairman of the Company since September 1997. Mr. Botica has 24 years of senior, hands-on experience in fast growth companies, including over $776 million in financings, IPOs, private placements, and commercial bank and lease facilities. His industry experience includes solid waste and hazardous waste. From November 1996 to September 1997, Mr. Botica served as the Senior Vice President and Chief Financial Officer of Donnelley Enterprise Solutions, Inc. Mr. Botica served as Senior Vice President - Finance and Chief Financial Officer of Allied
Waste Industries, Inc. from 1993 through 1995, and as Vice President -
Corporate Development and Planning for Chemical Waste Management, Inc. from
1990 through 1993.

BRIAN L. KLEMSZ. Mr. Klemsz has served as a Director, Chief Financial Officer and Treasurer since August 1996. Prior to joining the Company, Mr. Klemsz served in various management positions for eight years with Advanced Energy Industries, Inc., a provider of power conversion and control equipment for the semiconductor and optical coating industries. Mr. Klemsz has over 15 years of experience in operations management, management information systems and finance. Mr. Klemsz received a BS in Business Administration from the University of Colorado, an MS in Finance from Colorado State University and an MS in Accounting from Colorado State University. Mr. Klemsz is a Certified Public Accountant and is Certified in Production and Inventory Management by the American Production and Inventory Control Society.

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

JOHN E. MCKIBBEN. Mr. McKibben, has served as Vice President-Administration of the Company since October 1996. Prior to joining the Company, Mr. McKibben was Vice President-Administration of National Material Trading, a division of National Material L.P. and a major broker of scrap iron and steel and importer of iron substitutes for scrap. Previously, Mr. McKibben served in various executive capacities in his over 30 years in the metals recycling industry with Antrim Metals Recycling, Inc., and The David J. Joseph Company. Mr. McKibben received his BS degree in Industrial Management from the University of Cincinnati.

HAROLD "SKIP" J. ROUSTER. Mr. Rouster, has served as Vice President and Chief Operating Officer since September, 1997. Prior to joining the Company, Mr. Rouster worked for The David J. Joseph Company, the largest scrap metal recycling and brokerage company in the United States, with annual revenues of over $1.7 billion, for 22 years most recently serving as Vice President of Operations and Engineering. Mr. Rouster's experience includes involvement in 15 start-up operations and acquisitions. He led The David J. Joseph Company's entry into the steel-mill service business and was involved in the development of innovative approaches in scrap shredding technology and non-ferrous reclamation. Prior to joining The David J. Joseph Company, Mr. Rouster worked for Proctor and Gamble for 5 years in sales administration and product administration

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act requires the officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's securities (collectively, Reporting Persons), to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission and to furnish the Company with copies of all Forms 3, 4, and 5 filed.

Based solely upon a review of the copies of such forms it has received and representations from the Reporting Persons; the Company believes all Reporting Persons have complied with the applicable filing requirements, except that (i) the Form 3 concerning the appointment of Luke F. Botica as a director on February 1, 1997 was filed late on February 27, 1997; (ii) the Form 3 concerning the appointment of Harold J. Rouster as vice president and Chief Operating Officer on August 26, 1997 was filed late on September 11, 1997; and (iii) the Form 4 reporting the exercise of an option by Michael I. Price, a former officer and director of the Company, on August 15, 1997 has not been filed.

ITEM 11 - EXECUTIVE COMPENSATION

The following table sets forth a summary of the compensation paid to the current executive officers listed in Item 10 above for each of the last three fiscal years.


SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------
 NAME AND UNDERLYING      FISCAL    SALARY       OTHER ANNUAL     SECURITIES
 PRINCIPAL POSITION        YEAR                  COMPENSATION     UNDERLYING
 OPTIONS                                                          OPTIONS
--------------------------------------------------------------------------------

 Thomas J. Wiens           1997    $300,000        $85,000(1)       1,810,000
 Chief Executive           1996     222,000          -0-              300,000
 Officer and               1995     205,000     $1,257,197(2)          -0-
 Chairman of the Board
 of Directors

 Michael I. Price          1997    $210,000          -0-               -0-
 Chief Operating           1996     210,000          -0-              450,000
 Officer and President     1995     142,500          -0-              150,000

 Brian L. Klemsz           1997    $ 76,500          -0-              450,000(3)
 Chief Financial           1996      10,937          -0-               -0-
 Officer                   1995       -0-            -0-               -0-

 John E. McKibben          1997    $118,967          -0-              200,000
 Vice President-           1996       -0-            -0-               -0-
 Administration            1995       -0-            -0-               -0-

(1) Represents amounts loaned to Mr. Wiens under the terms of his employment agreement, described below under the caption "Executive Employment Agreements."

(2) Although accrued, the Company did not pay any cash compensation to Mr. Wiens during fiscal 1994. During fiscal 1995, the unpaid 1994 salary of $147,000 was forgiven by Mr. Wiens along with the transfer of certain technology to the Company in exchange for the right to acquire shares of the Company's Common Stock, which right was exercised on August 8, 1995. The amount reported as "Other Annual Compensation" represents the difference between the purchase price of the Common Stock under such right and the market value of the Common Stock on August 8, 1995 related to the forgiven salary.

(3) During fiscal 1997, Mr. Klemsz agreed to forgo $36,000 of cash compensation in exchange for an option to acquire up to 108,000 shares of the Company's Common Stock at an exercise price of $1.31 per share.

OPTION GRANTS IN LAST FISCAL YEAR

The following table summarizes the stock options granted to the named executive officers during the year ended September 30, 1997:

                        Individual Grants
---------------------------------------------------------------   Potential Realizable
                                Percent of                          Value at Assumed
                                  total                             Annual Rates of
                  Number of      options                              Stock Price
                  Securities    granted to                          Appreciation for
                  Underlying    employees                              Option Term
                   Options      in fiscal   Exercise  Expiration  --------------------
      Name         Granted         year       Price      Date         5%         10%
----------------  ------------  ---------   --------  ----------  ----------  --------
Thomas J. Wiens,  1,810,000(1)   47.3%        $1.25    4/30/07    $1,422,824  $3,605,842
Chief Executive
Officer

Michael I. Price,      -          N/A           -         -           -            -
Chief Operating
Officer and
President

Brian L. Klemsz,   100,000(1)     2.6%        $1.31    4/30/02    $   36,193  $   79,977
Chief Financial
Officer
                   108,000        2.8%        $1.31    4/30/02    $   39,088  $   86,374
                   350,000(1)     9.1%        $1.31    4/30/07    $  288,348  $  730,731

John E. McKibben,   50,000(1)     1.3%        $1.31    4/30/02    $   18,096  $   39,988
Vice President -
Administration
                   150,000(1)     3.9%        $1.31    4/30/07    $  123,578  $  313,170

(1) Subject to periodic vesting in accordance with a schedule to be determined by the Compensation Committee of the Company's Board of Directors.

STOCK OPTION EXERCISES DURING THE FISCAL YEAR ENDED SEPTEMBER 30, 1997, OUTSTANDING GRANTS AND GAINS AS OF SEPTEMBER 30, 1997

The following table shows stock options exercised by named executive officers during the fiscal year ended September 30, 1997. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of September 30, 1997 and the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the price of the Common Stock at September 30, 1997.

-----------------------------------------------------------------------------------------------------------------
                                                  NUMBER OF SECURITIES
                                                 UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED IN-THE-MONEY
                      SHARES      VALUE          OPTIONS AT YEAR-END ($)             OPTIONS AT YEAR-END (#)
                     ACQUIRED    REALIZED      --------------------------       ------------------------------
 NAME                   ON         ($)          EXERCISABLE/UNEXERCISABLE          EXERCISABLE/UNEXERCISABLE
                     EXERCISE
                        (#)
-----------------------------------------------------------------------------------------------------------------
 Thomas J. Wiens        ---        ---                 0/2,110,000                        0/$9,404,625

 Michael I. Price     150,000    $225,938                 ---                                ---

 Brian L. Klemsz        ---        ---                   0/450,000                        0/$2,082,375

 John E. McKibben       ---        ---                   0/200,000                          0/$925,500
-----------------------------------------------------------------------------------------------------------------


COMPENSATION OF DIRECTORS

Directors who are not officers of the Company receive an annual fee of $7,500 for their services in that capacity and $1,500 for each Board of Directors or committee meeting attended. In addition, Directors who are not officers of the Company will be granted options under the Company's 1995 Non-Employee Director Stock Option Plan. All directors are reimbursed for travel expenses incurred in attending meetings.


EXECUTIVE EMPLOYMENT AGREEMENTS

THOMAS J. WIENS
---------------

On July 1, 1997, the Company entered into a five-year employment agreement with its Chairman and Chief Executive Officer, Thomas J. Wiens (the "Wiens Employment Agreement"). The Wiens Employment Agreement provides for an initial annual base salary of $288,000 and annual bonuses in an amount to be determined by the Compensation Committee. The Wiens Employment Agreement also provides that the Company will loan Mr. Wiens up to $1,925,000, to be advanced in increments of $100,000 (increased by $15,000 for each advance) upon the closing of each acquisition of a new operating facility subsequent to June 23, 1997 (the "Loan"). The amount advanced upon the closing of each acquisition may be increased depending upon the annual revenues of the business being acquired by the Company. The Loan bears interest at prime plus 2% with interest payable annually on or before December 31st of each year during the term of the Loan, commencing December 15, 1998. The Loan matures on July 1, 2004. As of September 30, 1997, the Company had advanced Mr. Wiens $85,000 under the terms of the Loan. Subsequent to September 30, 1997, in connection with the closing of six acquisitions in December 1997, the Company advanced Mr. Wiens an additional $1,440,000 under the terms of the Loan. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Events Subsequent to September 30, 1997," above.

The Wiens Employment Agreement also provides that the Company will provide a $1 million life insurance policy on Mr. Wiens payable to his spouse or lineal descendants.

If Mr. Wiens terminates his employment with the Company for "good reason" or is terminated without cause, the Company shall pay to Mr. Wiens (i) the base salary and bonus, if any, through the date of termination; (ii) the amount of base salary that would have been paid through the expiration of the initial five-year term of the Wiens Employment Agreement; and (iii) an amount equal to the pro-rata portion of the prior year's annual bonus through the date of termination. In addition, all amounts advanced to Mr. Wiens under the Loan shall be forgiven by the Company and the Company shall pay to Mr. Wiens an amount equal to the income taxes payable by him as a result of such forgiveness. For purposes of the Wiens Employment Agreement, "good reason" generally means a material diminishment in Mr. Wiens' duties, any material breach by the Company of any of the provisions of the Wiens Employment Agreement, or any reduction, or attempted reduction, at any time during the term of the Wiens Employment Agreement, of Mr. Wiens' base salary unless: (i) such reduction is part of an overall proportional reduction in the compensation of the Company's executive officers implemented by the Board of Directors or, (ii) in his capacity as a Director, Mr. Wiens recommends or approves the reduction.

If Mr. Wiens's employment is terminated within two years of a "hostile change in control" of the Company, the Company will pay to Mr. Wiens an amount equal to the greater of amount of base salary that would have been paid through the expiration of the initial five-year term of the Wiens Employment Agreement or
2.99 times the sum of the base salary payable on the date of termination plus the annual bonus paid to Mr. Wiens during the last full fiscal year. In addition, all amounts advanced to Mr. Wiens under the Loan shall be forgiven by the Company and the Company shall pay to Mr. Wiens an amount equal to the income taxes payable by him as a result of such forgiveness. For purposes of the Wiens Employment Agreement, a "hostile change in control" is defined as the completion of a tender offer or exchange offer (other than an offer by the Company) which by its terms could result in the acquisition by an entity, person or group of 30% or more of the Company's common stock, provided such tender offer is not recommended for acceptance to the shareholders of the Company by the Board of Directors.


LUKE F. BOTICA
--------------

On September 8, 1997, the Company entered into a four-year employment agreement with its Vice-Chairman, Luke F. Botica (the "Botica Employment Agreement"). The Botica Employment Agreement provides for an annual base salary of $100,000 increasing to $250,000 on September 8, 1998, an annual bonus of $150,000 payable over the 12 month period commencing September 30, 1997 and annual bonuses in an amount to be determined by the Compensation Committee.

The Botica Employment Agreement also provides that the Company will provide a $500,000 life insurance policy on Mr. Botica payable to his spouse or lineal descendants.

If Mr. Botica terminates his employment with the Company for "good reason" or is terminated without cause, the Company shall pay to Mr. Botica (i) the base salary and bonus, if any, through the date of termination; (ii) the amount of base salary that would have been paid through the expiration of the initial four-year term of the Botica Employment Agreement; and (iii) an amount equal to the pro-rata portion of the prior year's annual bonus through the date of termination. For purposes of the Botica Employment Agreement, "good reason" generally means a material diminishment in Mr. Botica's duties, any material breach by the Company of any of the provisions of the Botica Employment Agreement, or any reduction, or attempted reduction, at any time during the term of the Botica Employment Agreement, of Mr. Botica's base salary unless: (i) such reduction is part of an overall proportional reduction in the compensation of the Company's executive officers implemented by the Board of Directors or, (ii) in his capacity as a Director, Mr. Botica recommends or approves the reduction.

If Mr. Botica's employment is terminated within two years of a "hostile change in control" of the Company, the Company will pay to Mr. Botica an amount equal to the greater of amount of base salary that would have been paid through the expiration of the initial four-year term of the Botica Employment Agreement or
2.99 times the sum of the base salary payable on the date of termination plus the annual bonus paid to Mr. Botica during the last full fiscal year. For purposes of the Botica Employment Agreement, a "hostile change in control" is defined as the completion of a tender offer or exchange offer (other than an offer by the Company) which by its terms could result in the acquisition by an entity, person or group of 30% or more of the Company's common stock, provided such tender offer is not recommended for acceptance to the shareholders of the Company by the Board of Directors.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth, as of September 30, 1997, the number of shares of Common Stock beneficially owned by each director and each executive officer of the Company named in the Summary Compensation Table, named individually, all executive officers and directors as a group and all beneficial owners of more than five percent of the Common Stock and the Series D Preferred. The following shareholders have sole voting and investment power with respect to their holdings unless otherwise noted:


--------------------------------------------------------------------------------
                                                       AMOUNT
                    NAME AND ADDRESS OF              BENEFICIALLY   PERCENT OF
 TITLE OF CLASS     BENEFICIAL OWNER                    OWNED          CLASS
--------------------------------------------------------------------------------

 Common Stock       Linder Growth Fund                1,000,000          6.9%
                    c/o Ryback Management
                    Corporation
                    7711 Carondelet Avenue,
                    Box 16900
                    St. Louis, MO 63105

 Series D           Nathan S. Addlestone              5,031            50.3%
 Preferred          PO Drawer 979
                    Charleston, SC  26402

 Series D           Susan Berlijn                     2,485            24.9%
 Preferred          PO Drawer 979
                    Charleston, SC  26402

 Series D           Keith Rosen                       2,484            24.8%
 Preferred          PO Drawer 979
                    Charleston, SC  26402


 CERTAIN DIRECTORS AND EXECUTIVE OFFICERS
 ----------------------------------------

 Common Stock     Thomas J. Wiens                     2,284,103 (1)        15.7%
                  9780 Meridian Boulevard, Suite 180
                  Englewood, CO  80112

 Common Stock     Michael I. Price                    14,000            *
                  9780 Meridian Boulevard, Suite 180
                  Englewood, CO  80112

 Common Stock     John E. McKibben                    10,000            *
                  9780 Meridian Boulevard, Suite 180
                  Englewood, CO  80112

 Common Stock     Brian L. Klemsz                     10,000            *
                  9780 Meridian Boulevard, Suite 180
                  Englewood, CO  80112

--------------------------------------------------------------------------------
                                                       AMOUNT
                    NAME AND ADDRESS OF              BENEFICIALLY   PERCENT OF
 TITLE OF CLASS     BENEFICIAL OWNER                    OWNED          CLASS
--------------------------------------------------------------------------------

 Common Stock     Jerome B. Misukanis                 42,500 (2)         *
                  9780 Meridian Boulevard, Suite 180
                  Englewood, CO  80112

 Common Stock     Graydon H. Neher                    35,800 (3)         *
                  9780 Meridian Boulevard, Suite 180
                  Englewood, CO  80112

 Common Stock     Barry D. Plost                      33,000 (4)         *
                  9780 Meridian Boulevard, Suite 180
                  Englewood, CO  80112

 Common Stock     All executive officers and          2,588,103        17.8%
                  directors as a group
                  (nine persons)

----------

*Less than one percent

(1) Includes 1,664 shares owned by Real Heroes, Inc., a non-profit corporation controlled by Thomas J. Wiens, and 227,414 shares owned by First Dominion Holdings, Inc., a corporation controlled by Thomas J. Wiens.
(2)  Includes 36,500 shares underlying options.
(3) Includes 18,500 shares underlying Common Stock purchase warrants and options.
(4) Includes 25,000 shares underlying Common Stock purchase warrants and options.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Executive Employment Agreements under ITEM 10.

                                       PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


FINANCIAL STATEMENTS:

     Reports of Independent Accountants

     Consolidated Balance Sheets as of September 30, 1997 and 1996

     Consolidated Statements of Operations for the years ended September 30, 1997, 1996 and 1995

     Consolidated Statements of Stockholders' Equity for the years ended September 30, 1997, 1996 and 1995

     Consolidated Statements of Cash Flows for the years ended September 30, 1997, 1996 and 1995

     Notes to Consolidated Financial Statements

 EXHIBIT
 NUMBER  DESCRIPTION
 ------  -----------

 2.1     Agreements related to the acquisition of Addlestone International
         Corporation

 2.1.1 Asset Purchase Agreement dated February 16, 1997 by and among Recycling Industries of Georgia, Inc., Recycling Industries, Inc., Addlestone Recycling Corporation, Nathan Addlestone, Keith Rosen and Susan Berlijn, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K reporting an event of April 7, 1997, as amended June 20, 1997 on Form 8-K/A, Commission File No. 0-20179.

 2.2     Agreements related to the Acquisition of Addlestone International
         Corporation:

 2.2.1 Asset Purchase Agreement dated April 8, 1997 by and among Recycling Industries of South Carolina, Inc., Recycling Industries, Inc., Addlestone International Corporation and Nathan Addlestone, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K reporting an event of June 25, 1997, Commission File No. 0-20179.

 2.2.2 First Amendment to the Asset Purchase Agreement dated June 24, 1997 by and among Recycling Industries of South Carolina, Inc., Recycling Industries, Inc., Addlestone International Corporation and Nathan Addlestone, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K reporting an event of June 25, 1997, Commission File No. 0-20179.

 3.1 Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

 3.2 Amended Bylaws of Recycling Industries, Inc., incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Commission File No. 0-20179.

 EXHIBIT
 NUMBER  DESCRIPTION
 ------  -----------

 4.1     Form of Common Stock Certificate, incorporated by reference to Exhibit
         4.1 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

 4.2     Form of Series G Warrant Agreement, incorporated by reference to
         Exhibit 4.3 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

 4.3 Form of Series G Registration Rights Agreement, incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

 4.4     Form of Series I Warrant Agreement, incorporated by reference to
         Exhibit 4.5 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

 4.5     Form of Series J Warrant Agreement, incorporated by reference to
         Exhibit 4.6 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

 4.6 Form of Series J Registration Rights Agreement, incorporated by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

 4.7 Form of 1996 Placement Agents Warrant Agreement, incorporated by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

 4.8 Form of 1996 Placement Agents Registration Rights Agreement, incorporated by reference to Exhibit 4.12 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No. 333-4574.

 4.9 Designation of Preferences, Limitations and Relative Rights of the Series C Convertible Preferred Stock of Recycling Industries, Inc.*

 4.10 Designation of Preferences, Limitations and Relative Rights of the Series D Convertible Preferred Stock of Recycling Industries, Inc., incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K reporting an event of April 7, 1997, as amended June 20, 1997 on Form 8-K/A, Commission File No. 0-20179.

 10.1 Second Amended and Restated Loan and Security Agreement dated April 7, 1997, by and among Recycling Industries, Inc.; Nevada Recycling, Inc.; Recycling Industries of Texas, Inc.; Recycling Industries of Missouri, Inc.; Recycling Industries of Georgia, Inc.; Weissman Industries, Inc.; and Coast Business Credit, incorporated by reference to Exhibit
         10.19 to the Company's Registration Statement on Form S-1, as amended June 24, 1997, Commission File No. 333-20289.

 10.2    Agreements related to the June 1997 Bridge Loan Transaction:

 EXHIBIT
 NUMBER  DESCRIPTION
 ------  -----------

 10.2.1 Securities Purchase Agreement dated June 20, 1997, by and among Recycling Industries, Inc. and Siena Capital Partners, L.P., incorporated by reference to Exhibit 10.4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Commission File No. 0-20179.

 10.2.2 Form of $7,000,000 Promissory Note from Recycling Industries, Inc. to Siena Capital Partners, L.P., incorporated by reference to
              Exhibit 10.4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Commission File No. 0-20179.

 10.2.3 Form of Warrant Agreement between Recycling Industries, Inc. and Siena Capital Partners, L.P., incorporated by reference to
              Exhibit 10.4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Commission File No. 0-20179

 10.3 Executive Employment Agreement dated July 1, 1997 between the Company and Thomas J. Wiens.**

 10.4 Executive Employment Agreement dated September 8, 1997 between the Company and Luke F. Botica.**

 11      Statement regarding computation of per share earnings.*

 16 Letter from AJ. Robbins, P.C., dated April 11, 1996, addressed to the Securities and Exchange Commission, incorporated by reference to the Company's Current Report on Form 8-K/A reporting an event of March 25, 1996, Commission File No. 0-20179.

 16.2 Letter from AJ. Robbins, P.C., dated December 19, 1997, addressed to the Securities and Exchange Commission, incorporated by reference to
         Exhibit 16 to the Company's Current Report on Form 8-K reporting and event of December 19, 1997, Commission File No. 0-020179.

 21.1    List of the subsidiaries of Recycling Industries, Inc.*

 27      Financial Data Schedule. *

--------------
*    Filed herewith
**   To be filed by Amendment

REPORTS ON FORM 8-K

     NONE DURING THE QUARTER ENDED SEPTEMBER 30, 1997

[cad 228][cad 228][cad 228]

                                      SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             RECYCLING INDUSTRIES, INC.


Date: January 13, 1998             By:  /s/ Thomas J. Wiens
                                      -----------------------------------
                                        Thomas J. Wiens, Chairman and CEO



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: January 13, 1998             By:  /s/ Thomas J. Wiens
                                      -----------------------------------
                                        Thomas J. Wiens, Principal Executive
                                        Officer, Director



Date: January 13, 1998             By:  /s/ Luke F. Botica
                                      -----------------------------------
                                        Luke F. Botica, Vice Chairman, Director



Date: January 13, 1998             By:  /s/ Brian L. Klemsz
                                      -----------------------------------
                                        Brian L. Klemsz, Principal Financial
                                        Officer, Director



Date: January 13, 1998             By:  /s/ Jerome B. Misukanis
                                      -----------------------------------
                                        Jerome B. Misukanis, Director



Date: January 13, 1998             By:  /s/ Graydon H. Neher
                                      -----------------------------------
                                        Graydon H. Neher, Director




Date: January 13, 1998             By:
                                      -----------------------------------
                                        Barry L. Plost, Director