Form 10-K/A
period 1997-09-30
RECYCLING INDUSTRIES INC
filed 1998-02-10
CIK 769879

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549


                                    FORM 10-K/A

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

SIGNIFICANT CUSTOMERS

Three of the Company's customers, The David J. Joseph Company, John Deere and Aceros D.M., S.A. de C.V., accounted for approximately 42% of the Company's revenues (19%, 12% and 11% respectively) for the year ended September 30, 1997. The loss of any one of these customers would have a material adverse effect on the Company's business.

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

     Although the Company has denied all liability and is vigorously defending against the above actions, the Company has entered into a Stipulation of Settlement (the "Stipulation") with the trustees in bankruptcy and the debtor in possession (the other named defendants on the above actions). The Stipulation terms provide for the Company on or before July 1, 1998, to rescind the sale of approximately 560,000 shares of the Company's Common Stock to be obtained by the bankruptcy trustee from individual investors or creditors to be identified.

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

Common Stock issued on exercise
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

RECYCLING INDUSTRIES, INC.
AND SUBSIDIARIES

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

CONCENTRATION OF CREDIT RISK

Concentrations of credit risk with respect to trade receivables exist due to large balances with a few customers. At September 30, 1997 and 1996, accounts receivable balances from significant customers were $3.3 million and $1.8 million or 38% and 41% of the total accounts receivable balance. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains an allowance for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations. At September 30, 1997 and 1996 the allowance for doubtful accounts was $4,000 and $10,000 respectively. Customers are located throughout the Midwest, Southeast and Western regions of the United States and Mexico. Sales to one customer in Mexico comprised 11.5% and 15.4% of sales for the years ended September 30, 1997 and 1996. There were no significant sales in Mexico prior to the acquisition of the Company's Southern Texas facilities in December 1995.

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

RECYCLING INDUSTRIES, INC.
AND SUBSIDIARIES

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

RECYCLING INDUSTRIES, INC.
AND SUBSIDIARIES

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

RECYCLING INDUSTRIES, INC.
AND SUBSIDIARIES

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

On August 5, 1996, the Company acquired for $12.1 million all of the outstanding common stock of Weissman Industries, Inc., ("Weissman) a metals recycler located in Waterloo, Iowa. The purchase price has been allocated to assets based on their fair market value net of assumed liabilities. The assets consisted of accounts receivable, inventories, property and equipment, covenant not to compete and goodwill. The purchase price was funded with $10.6 million of cash and 363,636 shares of the Company's common stock valued at $1.5 million. Approximately $5.8 million of the cash portion of the purchase price was funded through the proceeds of a public offering of the Company's Common Stock in July, 1996, operating cash reserves, and $4.8 million of long-term debt secured by the equipment and real property acquired. Under the terms of a Share Price Guaranty Agreement (the Agreement), the Company has agreed to guarantee at $1.5 million the value of the 363,636 shares. The agreement grants the

RECYCLING INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


seller registration rights effective for three years. If at any time during the three year period commencing on the effective date of the registration statement, the seller sells the 363,636 shares of common stock at less than the guaranteed amount, the Company is required to pay to the seller any shortfall in cash.

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

RECYCLING INDUSTRIES, INC.
AND SUBSIDIARIES

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

RECYCLING INDUSTRIES, INC.
AND SUBSIDIARIES

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

RECYCLING INDUSTRIES, INC.
AND SUBSIDIARIES

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

RECYCLING INDUSTRIES, INC.
AND SUBSIDIARIES

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

RECYCLING INDUSTRIES, INC.
AND SUBSIDIARIES

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

RECYCLING INDUSTRIES, INC.
AND SUBSIDIARIES

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

RECYCLING INDUSTRIES, INC.
AND SUBSIDIARIES

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

RECYCLING INDUSTRIES, INC.
AND SUBSIDIARIES

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

RECYCLING INDUSTRIES, INC.
AND SUBSIDIARIES

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

RECYCLING INDUSTRIES, INC.
AND SUBSIDIARIES

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

RECYCLING INDUSTRIES, INC.
AND SUBSIDIARIES

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

RECYCLING INDUSTRIES, INC.
AND SUBSIDIARIES

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

RECYCLING INDUSTRIES, INC.
AND SUBSIDIARIES

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

13.  SUBSEQUENT EVENTS

In December 1997, the Company completed the acquisitions of six metal recycling facilities for an aggregate purchase price of approximately $146 million. The acquisitions will be accounted for using the purchase method of accounting, as such, the purchase price will be allocated to the acquired assets at their estimated fair value. The acquisitions were financed in part with proceeds generated in December 1997 from a $150 million Senior Credit Facility ("Credit Facility"), $60 million in Senior Subordinated Notes and proceeds from the sale of Common Stock to various accredited investors in

RECYCLING INDUSTRIES, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

connection with the Credit Facility. The acquisitions were also financed in part from the issuance of the Company's Preferred to the owners of the acquired facilities and $10 million in proceeds from the sale of Common Stock. The Company will continue the metal recycling operations of the businesses acquired.

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

 10.3 Executive Employment Agreement dated July 1, 1997 between the Company and Thomas J. Wiens.**

 10.4 Executive Employment Agreement dated September 8, 1997 between the Company and Luke F. Botica.**

 11.1    Statement regarding computation of per share earnings.*

 16.1 Letter from AJ. Robbins, P.C., dated April 11, 1996, addressed to the Securities and Exchange Commission, incorporated by reference to the Company's Current Report on Form 8-K/A reporting an event of March 25, 1996, Commission File No. 0-20179.

 16.2 Letter from AJ. Robbins, P.C., dated December 19, 1997, addressed to the Securities and Exchange Commission, incorporated by reference to
         Exhibit 16 to the Company's Current Report on Form 8-K reporting and event of December 19, 1997, Commission File No. 0-020179.

 21.1    List of the subsidiaries of Recycling Industries, Inc.*

 27      Financial Data Schedule. *

--------------
*    Previously filed
**   Filed herewith

REPORTS ON FORM 8-K

     NONE DURING THE QUARTER ENDED SEPTEMBER 30, 1997

                                      SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             RECYCLING INDUSTRIES, INC.


Date: February 6, 1998       By:  /s/ Thomas J. Wiens
                                  --------------------------------------------
                                  Thomas J. Wiens, Chairman and CEO


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: February 6, 1998           By: /s/ Thomas J. Wiens
                                     -----------------------------------------
                                     Thomas J. Wiens, Principal Executive
                                     Officer, Director


Date: February 6, 1998           By: /s/ Luke F. Botica
                                     -----------------------------------------
                                     Luke F. Botica, Vice Chairman,
                                     Director


Date: February 6, 1998           By: /s/ Brian L. Klemsz
                                     -----------------------------------------
                                     Brian L. Klemsz, Principal Financial
                                     Officer, Director


Date: February 6, 1998           By: /s/ Jerome B. Misukanis
                                     -----------------------------------------
                                     Jerome B. Misukanis, Director


Date: February 6, 1998           By: /s/ Graydon H. Neher
                                     -----------------------------------------
                                     Graydon H. Neher, Director


Date: February 6, 1998           By: /s/ Barry L. Plost
                                     -----------------------------------------
                                     Barry L. Plost, Director