Form 10-Q
period 1997-12-31
RECYCLING INDUSTRIES INC
filed 1998-02-17
CIK 769879

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                   FORM 10-Q

   X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
  ---                 OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 1997

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


        9780 S. MERIDIAN BLVD, SUITE 180
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

                                                         Yes   X      No
                                                             -----       -----

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the close of the period covered by this Report.


            CLASS                           NUMBER OF SHARES OUTSTANDING AS OF:
-----------------------------                        February 5, 1998
Common Stock, $.001 Par Value               -----------------------------------
                                                        18,006,974

                               TABLE OF CONTENTS



PART I -- FINANCIAL INFORMATION                                            PAGE
                                                                           ----
 ITEM 1.  FINANCIAL STATEMENTS*

    Consolidated Balance Sheets - December 31, 1997
     and September 30, 1997                                                 1-2

    Consolidated Statements of Operations for the three months ended
     December 31, 1997 and 1996                                              3

    Consolidated Statement of Stockholders' Equity for the three months
     ended December 31, 1997                                                 4

    Consolidated Statements of Cash Flows for the three months ended
     December 31, 1997 and 1996                                              5

    Notes to the Consolidated Financial Statements                          6-8

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                              9-14

PART II - OTHER INFORMATION

 ITEM 1.  LEGAL PROCEEDINGS                                                 14

 ITEM 2.  CHANGES IN SECURITIES                                           14-17

 ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               17

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  18

 SIGNATURES                                                                 23

-----------------------
   * The accompanying interim financial statements have not been audited by an independent certified public accountant. Only those statements corresponding to a fiscal year-end (September 30) are audited.

                  RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   DECEMBER 31, 1997 AND SEPTEMBER 30, 1997
                            (THOUSANDS OF DOLLARS)


                                    ASSETS

                                                    DECEMBER 31, 1997   SEPTEMBER 30, 1997
                                                    --------------------------------------
CURRENT ASSETS:
  Cash                                                   $  1,498            $   746
  Accounts receivable, net                                 26,442              8,820
  Inventories                                              17,677              4,183
  Deferred income taxes                                     1,110                810
  Prepaid expenses and other                                1,352                445
                                                         ---------------------------

    Total Current Assets                                   48,079             15,004
                                                         ---------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                        159,010             33,227
                                                         ---------------------------
OTHER ASSETS:
  Notes receivable, related party                           2,490                 85
  Deferred income taxes                                     1,528                585
  Other assets, net of amortization                        20,132              6,178
                                                         ---------------------------
    Total Other Assets                                     24,150              6,848
                                                         ---------------------------

TOTAL ASSETS                                             $231,239            $55,079
                                                         ---------------------------
                                                         ---------------------------



         See Accompanying Notes to the Consolidated Financial Statements.

                  RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   DECEMBER 31, 1997 AND SEPTEMBER 30, 1997
                            (THOUSANDS OF DOLLARS)


                            LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              DECEMBER 31, 1997   SEPTEMBER 30, 1997
                                                              --------------------------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt                           $    3,300           $    3,300
  Accounts payable                                                    8,341                2,661
  Accounts payable - related parties                                    -                    438
  Other current liabilities                                            1,644               1,049
                                                                 -------------------------------
      Total  Current Liabilities                                     13,285                7,448
                                                                 -------------------------------
LONG-TERM LIABILITIES:
  Long-term debt, less current maturities                           138,280               29,456
  Other long-term liabilities                                        13,157                  -
                                                                 -------------------------------
      Total long-term liabilities                                   151,437               29,456
                                                                 -------------------------------
      Total Liabilities                                             164,722               36,904
                                                                 -------------------------------
COMMITMENTS AND CONTINGENT LIABILITIES
  Redeemable common stock,
    $.001 par value, 363,636 shares issued and outstanding            1,500                1,500
                                                                 -------------------------------
STOCKHOLDERS' EQUITY:
  Preferred stock, no par value, 10,000,000 shares authorized
    70,000 and 10,000 shares issued and outstanding                  19,660                  500
  Common Stock ($.001 par value), 50,000,000 shares authorized,
    18,006,974 and 14,149,780 shares issued and outstanding              17                   14
  Additional paid-in capital                                         58,335               26,846
  Accumulated deficit                                               (12,995)             (10,685)
                                                                 -------------------------------
      Total Stockholders' Equity                                     65,017               16,675
                                                                 -------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  231,239           $   55,079
                                                                 -------------------------------
                                                                 -------------------------------

               See Accompanying Notes to the Consolidated Financial Statements.

                      RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                     THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                    (THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)


                                               DECEMBER 31, 1997   DECEMBER 31, 1996
                                               -------------------------------------
Net sales                                         $    31,275         $    10,761
Cost of sales and operating expenses                   26,302               9,452
                                                  -------------------------------
Gross profit                                            4,973               1,309
Selling, general and administrative expenses            2,474               1,213
                                                  -------------------------------
Operating income                                        2,499                  96
                                                  -------------------------------
Other income (expense):
  Interest expense                                     (2,169)               (459)
  Miscellaneous                                           (55)                  8
                                                  -------------------------------
  Total other income (expense)                         (2,224)               (451)
                                                  -------------------------------
Earnings (loss) before income taxes and
  extraordinary loss                                      275                (355)
Provision for income taxes                                 87                 -
                                                  -------------------------------
Earnings (loss) before extraordinary loss                 188                (355)
Extraordinary (loss) on early extinguishment
  of debt, net of tax                                  (2,414)                -
                                                  -------------------------------
Net (loss)                                             (2,226)               (355)
Preferred stock dividends                                  84                 -
                                                  -------------------------------
Net (loss) available to common
  shareholders                                    $    (2,310)        $      (355)
                                                  -------------------------------
                                                  -------------------------------
Basic earnings (loss) per common share:
  Before extraordinary item                       $      0.01         $     (0.03)
  Extraordinary item                                    (0.16)                -
                                                  -------------------------------
Basic earnings (loss) per common share            $     (0.15)        $     (0.03)
                                                  -------------------------------
                                                  -------------------------------
Weighted average number of common shares
outstanding                                        15,351,000          13,795,000
                                                  -------------------------------
                                                  -------------------------------

               See Accompanying Notes to the Consolidated Financial Statements.

                  RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     THREE MONTHS ENDED DECEMBER 31, 1997
                            (THOUSANDS OF DOLLARS)

                                                                                   ADDITIONAL
                                          PREFERRED STOCK         COMMON STOCK       PAID-IN   ACCUMULATED
                                         SHARES     AMOUNT      SHARES     AMOUNT    CAPITAL    (DEFICIT)      TOTAL
                                         ------    -------    ----------   ------  ----------  -----------    -------
Balances, September 30, 1997             10,000    $   500    14,149,780     $14     $26,846    $(10,685)     $16,675

Preferred stock issued for
 acquisitions                            60,000     19,160           -        -          -           -         19,160

Common stock issued in connection
 with acquisitions                          -          -       2,564,705       2      20,747         -         20,749

Common stock issued on
 exercise of options and warrants           -          -       1,292,489       1       1,735         -          1,736

Issuance of warrants in connection
with debt financing                         -          -             -        -        9,007         -          9,007

Preferred stock dividends                   -          -             -        -          -           (84)         (84)

Net (loss)                                  -          -             -        -          -        (2,226)      (2,226)
                                         ------    -------    ----------     ---     -------    --------      -------
Balances, December 31, 1997              70,000    $19,660    18,006,974     $17     $58,335    $(12,995)     $65,017
                                         ------    -------    ----------     ---     -------    --------      -------
                                         ------    -------    ----------     ---     -------    --------      -------

       See Accompanying Notes to the Consolidated Financial Statements.

                  RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                            (THOUSANDS OF DOLLARS)

                                                      DECEMBER 31,   DECEMBER 31,
                                                          1997          1996
                                                      ---------------------------
OPERATING ACTIVITIES:
 Net (loss)                                            $  (2,226)      $  (355)
 Adjustments to reconcile net (loss) to net
  cash provided by (used in) operating activities:
   Depreciation and amortization                           1,498           532
   Prepaid loan fees                                       1,125           -
   Non-operating activities                                2,532           -
   Deferred income taxes                                  (1,243)          -
 Changes in Assets and Liabilities:
   Accounts receivable                                     2,501           326
   Inventories                                            (3,960)          424
   Prepaid expenses and other                               (132)          128
   Accounts payable                                        3,120          (720)
   Current liabilities, excluding debt                    (1,001)         (149)
                                                        ----------------------
Net Cash provided by Operating Activities                  2,214           186
                                                        ----------------------

INVESTING ACTIVITIES:
  Capital expenditures, net                                 (542)         (261)
  Note receivable, related party                          (1,440)          (35)
  Other assets                                            (2,382)          (99)
  Acquisitions, net of equity issued                    (114,947)         (134)
  Cash acquired in acquisitions                            1,835           -
                                                        ----------------------
Net Cash (used in) Investing Activities                 (117,476)         (529)
                                                        ----------------------

FINANCING ACTIVITIES:
  Proceeds from borrowings, net                           147,868        2,358
  Principal payments on borrowings                        (32,697)      (2,511)
  Other long-term liabilities                                 324          -
  Prepayment penalty on debt                               (2,532)         -
  Loan fees paid                                           (8,600)        (103)
  Dividends Paid                                              (84)         -
  Net proceeds from issuance of stock                      11,735          910
                                                        ----------------------
Net Cash Provided by Financing Activities                 116,014          654
                                                        ----------------------
   Increase in Cash                                           752          311
   Cash, beginning of period                                  746        1,450
                                                        ----------------------
   Cash, end of period                                  $   1,498     $  1,761
                                                        ----------------------
                                                        ----------------------

       See Accompanying Notes to the Consolidated Financial Statements.
                                       5

               RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
             NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


GENERAL INFORMATION:

I. The Financial Statements included herein have been prepared by the Company without audit except the September 30, 1997 balance sheet, which was audited. The Statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods shown. These Financial Statements should be read in conjunction with the Financial Statements and notes thereto included in the Company's latest report on Form 10-K/A, dated September 30, 1997.

II. The results of operations for the three months ending December 31, 1997, and 1996, are not necessarily indicative of the results to be expected for the full year.

III. Inventories as of December 31, 1997, and September 30, 1997, consisted of the following:

                                        DECEMBER 31, 1997    SEPTEMBER 30, 1997
                                        -----------------    ------------------
     Raw materials                           $ 7,731                $2,590
     Finished goods                            8,108                 1,330
     Other                                     1,838                   263
                                             -------                ------
          Total                              $17,677                $4,183
                                             -------                ------
                                             -------                ------

IV. ACQUISITIONS

On December 5, 1997, the Company acquired for approximately $23.8 million substantially all the assets of Brenner Companies Inc. ("Brenner") located in Winston-Salem, North Carolina. The purchase price was financed with $15.7 million of proceeds in part from a $150 million Senior Credit Facility (The Credit Facility), $60 million in Senior Subordinated Debt (Subordinated Debt) and Sale of Common Stock, 14,000 shares of the Company's Series F 6-1/2% Redeemable Convertible Preferred Stock (the "Series F Preferred"), valued at $3.5 million and 14,000 shares of the Company's Series G 6-1/2% Redeemable Convertible Preferred Stock (the "Series G Preferred"), valued at $3.5 million and the assumption of $1.1 million in deferred compensation liabilities. The company will continue the metals recycling operations of Brenner.

On December 5, 1997, the Company acquired for approximately $42 million substantially all the assets of United Metals Recyclers, a North Carolina general partnership, headquartered in Greensboro, North Carolina ("UMR"). The purchase price was financed with $36 million in proceeds in part from The Credit Facility, Subordinated Debt and Sale of Common Stock and 12,000 shares of the Company's Series H 6% Secured Redeemable Convertible Preferred Stock (the "Series H Preferred"), valued at

$6 million. The Company will continue the metals recycling operations of United.

On December 5, 1997, the Company acquired substantially all the assets of Money Point Land Holding Corporation and Money Point Diamond Corporation doing business as Jacobson Metal Company ("Jacobson"), headquartered in Chesapeake, Virginia, for an aggregate purchase price of approximately $19.9 million. The purchase price was financed with $16.9 million of proceeds in part from The Credit Facility, Subordinated Debt and Sale of Common Stock and $3.0 million or 10,000 shares of the Company's Series E Redeemable Convertible Preferred Stock (the "Series E Preferred"). The company will continue the metals recycling operations of Jacobson.

On December 5, 1997, the Company acquired for approximately $31 million substantially all the assets of Central Metals Company, Inc. ("Central") located in Atlanta, Georgia. The purchase price was financed with $20.7 million of proceeds in part from The Credit Facility, Subordinated Debt, and Sale of Common Stock, the issuance of 800,000 shares of the Company's Common Stock having an agreed value of $12.50 per share or $10 million, and the assumption of $0.3 million of current liabilities. The Company will continue the metals recycling operations of Central.

On December 5, 1997, the Company acquired for $7.4 million certain assets of Grossman Bros. Company ("Grossman") located in Milwaukee, Wisconsin and assumed $0.3 million of trade payables. The purchase price was financed in part from the proceeds of The Credit Facility, Subordinated Debt, Sale of Common Stock and a capital lease agreement expiring December 5, 1999 at which time the Company will pay $4.0 million in the form of cash, stock or a combination of both. The Company will continue the metals recycling operations of Grossman.

On December 8, 1997, the Company acquired for approximately $25.5 million all the outstanding Capital Stock of Wm. Lans Sons' Co. Inc., ("Lans") and substantially all of the real property and personal property of Idal Realty Company ("Idal"), both entities located in South Beloit, Illinois. The purchase was financed with $22 million of proceeds in part from The Credit Facility, Subordinated Debt and Sale of Common Stock and Series I Redeemable Convertible Preferred Stock (the "Series I Preferred") valued at $3.5 million. The Company will continue the metals recycling operations of Lans.

The following summarized unaudited pro forma results of operations assumes the acquisition of Addlestone Recycling Corp. (ARC) and Addlestone International Corp (AIC) acquired in the third and fourth quarter of fiscal 1997 and the acquisitions of Grossman, Jacobson, Brenner, UMR, Central and Lans had occurred at the beginning of each period reported.

Three months ended December 31,                         1997        1996
------------------------------------------------     ----------  ----------
Net sales                                               $60,047     $58,171

Depreciation and amortization                             2,255       2,210

Operating income                                          5,248       4,208

Earnings before income taxes and
    extraordinary loss                                    2,081       1,015

Net loss                                                 (1,103)     (1,847)

Net loss available to common shareholders                (1,382)     (2,126)

Diluted earnings per share:
Earnings before extraordinary item                         0.04        0.02
Loss after extraordinary item                           $ (0.06)    $ (0.13)

Weighted average number of common share
outstanding                                          24,471,070  16,977,823

EBITDA(1)                                               $ 7,503     $ 6,418

----------------------
(1) The Company has included the calculation of Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) as a supplemental schedule to the proforma financial information. The EBITDA calculation, which is not a measure of financial performance under generally accepted accounting principles, was included as certain investors use the data to determine the Company's ability to service its indebtedness. EBITDA is not a substitute for income from continuing operations, net income or cash flows presentation under generally accepted accounting principles.


The pro forma data is for informational purposes only and may not necessarily reflect the results of operations of the Company had the acquired businesses operated as part of the Company for the periods ended December 31, 1997 and 1996.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto included elsewhere herein. Statements included on the following discussion concerning predictions of economic performance and management's plans and objectives are forward looking statements. These statements involve risks and uncertainties that could cause actual results to differ materially from the forward looking statements. Factors which would cause or contribute to such differences are summarized in the following discussion and include: downturns in the Company's primary markets; disruptions to the Company's operations from acts of God or extended maintenance; disruptions in the availability or pricing of raw materials; transportation difficulties; and the unavailability of financing to complete management's plans and objectives.


LIQUIDITY AND CAPITAL RESOURCES

-------------------------------------------------------------------------------
                                                DECEMBER 31,      SEPTEMBER 30,
(Dollars in millions)                               1997              1997
-------------------------------------------------------------------------------
Current ratio                                      3.62:1            2.01:1
Working capital                                   $  34.8           $   7.6
-------------------------------------------------------------------------------

The increased liquidity at December 31, 1997 compared to September 30, 1997 is primarily attributable to increases in accounts receivable and inventory from acquisitions, financed with long-term debt proceeds as discussed below.

The Company invested $0.5 million in property and equipment, not including property and equipment acquired in business acquisitions, during the quarter ended December 31, 1997, for expansion of the Company's ferrous and non-ferrous processing capacity and general modernization and efficiency upgrades. Planned capital expenditures during the next year for the Company's existing facilities are estimated to be $3 million. Included in this amount are capital expenditures for the Company's shredders and materials handling equipment designed to increase capacity and improve operating efficiencies. Management anticipates the capital expenditures will be paid with cash from operations and long-term debt financing.

In December 1997, the Company entered into a $150 million Senior Credit Facility ("Credit Facility") with General Electric Capital Corporation and BankBoston, N.A. as agents for the lenders. The Credit

Facility is comprised of a $45 million revolving credit facility, a $40 million term loan due December 5, 2003, with interest and principal payable quarterly, a $40 million term loan due on the earlier of December 5, 2005 or six months prior to the maturity of the Subordinated Notes discussed below with interest and principal payable quarterly and a $25 million acquisition line of credit due December 5, 2003, with interest and principal payable quarterly. The notes bear interest at either (I) the higher of (a) prime plus .75% or (b) the Federal Funds rate plus 50 basis points per annum plus
 .75%, or (II) at the option of the Company upon certain conditions, the LIBOR rate plus 2.25%. The proceeds from the Credit Facility are secured by substantially all of the Company's assets and are to be used for acquisitions, repayment of existing indebtedness and general corporate purposes.

In December 1997, the Company issued $60 million in Senior Subordinated Notes (the "Subordinated Debt") to various lenders, the proceeds of which are to be used for acquisitions, repayment of existing indebtedness and general corporate purposes. The notes bear interest at 13% and mature in December 2005.

In connection with the Credit Facility and the issuance of the Subordinated Debt, the Company sold 1,666,666 shares of its Common Stock for an aggregate of $10 million to various accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). The $10 million in proceeds were used for acquisitions, repayment of existing indebtedness and general corporate purposes.

The Company issued warrants to acquire up to 1,266,000 shares of Common Stock in connection with the issuance of the $60 million Subordinated Debt. The exercise price of the warrants is $0.01 per share. Additionally, warrants were issued to acquire 200,000 shares of Common Stock with an exercise price of $2.50 per share as part of entering into the Credit Facility agreement. For accounting purposes the fair value of the warrants have been recorded as paid-in-capital and as a discount to the respective debt.

On December 5, 1997, long-term debt of $32.1 million was repaid in advance of scheduled maturity with proceeds in part from the Credit Facility and the issuance of the Subordinated Debt and Common Stock as discussed above. As a result of the early extinguishment of debt, the Company recognized $3.6 million in loan fees expense which includes a prepayment penalty of $2.5 million and $1.1 million of prepaid loan fees both of which were charged to expense as an extraordinary item.

During the quarter, the Company received $1.7 million in proceeds from the exercise of warrants and options into the Company's Common Stock.

At December 31, 1997, $7.3 million was outstanding under the Company's $45.0 million revolving credit facility.

ACQUISITIONS

On December 5, 1997, the Company acquired for $23.8 million substantially all the assets of Brenner Companies Inc. ("Brenner") located in Winston-Salem, North Carolina. The purchase price was financed with $15.7 million of proceeds in part from The Credit Facility, Subordinated Debt and Sale of Common Stock discussed above, 14,000 shares of the Company's Series F 6-1/2% Redeemable Convertible Preferred Stock (the "Series F Preferred"), valued at $3.5 million and 14,000 shares of the Company's Series G 6-1/2% Redeemable Convertible Preferred Stock (the "Series G Preferred"), valued at $3.5 million and the assumption of $1.1 million in deferred compensation liabilities. The Series F Preferred is subject to mandatory and automatic conversion provisions at the earlier of a consolidation, merger or share exchange of the Company or on December 5, 2000. The Series F Preferred will convert on December 5, 2000 into the number of shares of the Company's Common Stock as determined by dividing $3.5 million plus an amount in cash equal to all accrued and unpaid dividends to the date of conversion by the average market price of the Company's Common Stock, $.001 par value (the "Common Stock") for the ten trading days preceding the date of conversion. The Series G Preferred is subject to mandatory and automatic conversion provisions at the earlier of a consolidation, merger or share exchange of the Company or on December 5, 2000. The Series G Preferred will convert into the number of shares of the Company's Common Stock as determined by dividing $3.5 million plus an amount in cash equal to all accrued and unpaid dividends to the date of conversion by the greater of the average market price of the Common Stock for the ten trading days preceding the date of conversion, or
2.5 times the average market price for the ten trading days preceding the date of issuance. At any time prior to conversion, the Company has the right to redeem the outstanding shares of Series F and G Preferred Stock, in whole or in part, at a cash redemption price equal to $250 per share plus all accrued and unpaid dividends to the date of redemption. The Company has agreed to register on or before December 5, 2000 the shares of Common Stock received upon conversion of the Series F and G Preferred, unless such shares may be sold by the holder thereof pursuant to rule 144(k) promulgated under the Securities Act or any equivalent provision then in effect. The Company will continue the metals recycling operations of Brenner.

On December 5, 1997, the Company acquired for $42 million substantially all the assets of United Metals Recyclers, a North Carolina general partnership, headquartered in Greensboro, North Carolina ("UMR"). The purchase price was financed with $36 million in proceeds in part from The Credit Facility, Subordinated Debt and Sale of Common Stock discussed above and 12,000 shares of the Company's Series H 6% Secured Redeemable Convertible Preferred Stock (the "Series H Preferred"), valued at $6 million. The Series H Preferred is subject to mandatory and automatic conversion provisions at the earlier of a consolidation, merger or share exchange of the Company or on December 5, 2000. Dividend payments and the liquidation preference on the Series H Preferred is secured by the Company's 50% interest in a scrap metals facility located in Smithfield, North Carolina. The Series H Preferred will convert on December 5, 2000 into the number of shares of the Company's Common Stock as determined by dividing $6 million plus an amount in cash equal to all accrued and unpaid dividends by the average market price of the Common Stock for the ten trading days preceding the date of conversion. At any time prior to conversion, the Company has the right to redeem the outstanding shares of Series H Preferred Stock, in whole or in part, at a cash redemption price equal to $500 per share plus all accrued and unpaid dividends to the date of redemption. If the sale of the shares of Common stock into which the Series H Preferred is converted yields net proceeds of less than $5,689,000, the Company will pay the difference to UMR. The Company has agreed to register on or before December 5, 2000 the shares of Common stock received upon conversion of the Series H Preferred, unless such shares may be sold by the holder thereof pursuant to Rule 144(k) promulgated under the Securities Act or any equivalent provision then in effect. The Company will continue the metals recycling operations of UMR.

On December 5, 1997, the Company acquired substantially all the assets of Money Point Land Holding Corporation and Money Point Diamond Corporation doing business as Jacobson Metal Company ("Jacobson"), headquartered in Chesapeake, Virginia, for an aggregate purchase price of approximately $19.9 million. The purchase price was financed with $16.9 million of proceeds in part from The Credit Facility, Subordinated Debt and Sale of Common Stock as discussed above and $3 million or 10,000 shares of the Company's Series E Redeemable Convertible Preferred Stock (the "Series E Preferred"). The Series E Preferred is subject to automatic conversion provisions at the earlier of a consolidation or merger of the Company or on December 5, 2000. The Series E Preferred will convert on December 5, 2000 into the number of shares of the Company's Common Stock as determined by dividing $3 million by the average market price of the Common Stock for the ten trading days preceding the date of conversion. Holders of the Series E Preferred are not entitled to dividends. At any time prior to conversion, the Company has the right to redeem the outstanding shares of Series E Preferred Stock, in whole or in part, at a cash redemption price equal to $300 per share. The Company will continue the metals recycling operations of Jacobson.

On December 5, 1997, the Company acquired for $31 million substantially all the assets of Central Metals Company, Inc. ("Central") located in Atlanta, Georgia. The purchase price was financed with $20.7 million of proceeds in part from The Credit Facility, Subordinated Debt, and Sale of Common Stock as discussed above, the issuance of 800,000 shares of the Company's Common Stock having an agreed value of $12.50 per share or $10 million, and the assumption of $0.3 million of current liabilities. The Company has guaranteed that the aggregate market value of the 800,000 shares of Common Stock issued to Central will be at least $10,000,000 on December 4, 1999. If the market value of the Common Stock is less than $10,000,000, the Company will issue shares of Common Stock to Central having a market value equal to the difference between $10,000,000 and the market value of the 800,000 shares of Common Stock initially issued to Central. In connection with the acquisition, Central was issued warrants to acquire up to 200,000 shares of the Company's Common Stock for $15.00 per share, exercisable upon satisfaction of certain financial performance conditions related to the operations acquired from Central (the "Contingent Warrants"). The exercise price per share of the Contingent Warrants is subject to adjustment at the time of exercise so that the aggregate spread between the exercise price of all Contingent Warrants and the market value of the Common Stock received upon exercise of the Contingent Warrants is not less than $1,000,000. The Company granted "piggyback" registration rights to the holders of the Contingent Warrants with respect to the shares of Common Stock received upon their exercise. The Company will continue the metals recycling operations of Central.

On December 5, 1997, the Company acquired for $7.4 million certain assets of Grossman Bros. Company ("Grossman") located in Milwaukee, Wisconsin including the assumption of $0.3 million of trade payables. The purchase price was financed in part from the proceeds of The Credit Facility, Subordinated Debt, Sale of Common Stock as discussed above, and a capital lease agreement expiring December 5, 1999 at which time the Company will pay $4.0 million in the form of cash, stock or a combination of both. The Company will continue the metals recycling operations of Grossman.

On December 8, 1997, the Company acquired for $25.5 million all the outstanding Capital Stock of Wm. Lans Sons' Co. Inc., ("Lans") and substantially all of the real property and personal property of Idal Realty Company ("Idal"), both entities located in South Beloit, Illinois. The purchase was financed with $22 million of proceeds in part from The Credit Facility, Subordinated Debt and Sale of Common Stock as discussed above, and the issuance of 10,000 shares of Series I Redeemable Convertible Preferred Stock (the "Series I Preferred") valued at $3.5 million. The Series I Preferred is subject to automatic and mandatory conversion provisions in the event of a consolidation or merger. The Series I Preferred will convert on December 8, 1999 into the number of shares of the Company's Common Stock as determined by dividing $3.5 million plus all accrued and unpaid dividends to the date of conversion by the lesser of the average market price of the Common Stock for the ten trading days preceding the date of conversion or $15.00. For a period of 25 days prior to December 3, 1999, the Company shall have the right to redeem the outstanding shares of Series I Preferred Stock, in whole or in part, at a cash redemption price equal to $350 per share provided that the market price of the Company's Common Stock is greater than $15.00 per share. The Company has agreed to register on or before December 5, 2000 the shares of Common Stock received upon conversion of the Series I Preferred. The Company will continue the metals recycling operations of Lans.

Management believes these acquisitions will have a positive impact on its future results of operations. The historical results of operations do not fully reflect the operating efficiencies and improvements that are expected to be achieved by integrating the acquired businesses into the Company's operations.

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

RESULTS OF OPERATIONS

The Company's operating results depend in large part on its ability to effectively manage the purchase, processing and sale of scrap metals. The demand for processed ferrous and non-ferrous scrap is subject to general economic, industry and market-specific conditions beyond the Company's control, which may result in periodic fluctuations in the sales prices of the Company's products. The Company seeks to maintain its operating margins by adjusting the purchase price for raw ferrous and non-ferrous scrap in response to such fluctuations, subject to local market conditions. Although the Company is unable to hedge against changes in ferrous market prices, it seeks to minimize this risk by maintaining low inventory levels of raw and processed scrap.

The results of operations for the quarter ended December 31, 1997 and 1996 have been driven primarily by the Company's acquisition activity.

Net sales for the quarter ended December 31, 1997, were $31.3 million, an increase of $20.5 million compared to the same period one year earlier. The increase is primarily related to increased processing capacity resulting from the acquisition of ARC and AIC during the third and fourth quarter of 1997 and the acquisition of Brenner, UMR, Jacobson, Central and Grossman on December 5, 1997 and Lans on December 8, 1997 and increases in the average selling price of ferrous and non-ferrous material. Total tons processed of ferrous material increased by approximately 190 percent to 165,000 tons compared to the same period one year earlier. The increase in total ferrous tons processed was primarily related to new acquisitions as tons processed during the quarter by facilities acquired prior to the first quarter of fiscal 1997 were almost unchanged. Total pounds processed of non-ferrous material for the quarter were approximately 15,441,000 an increase of 78 percent compared to the same quarter one year earlier. The increase was partially offset by a decline in pounds processed of non-ferrous material during the quarter for facilities acquired prior to the first quarter of fiscal 1997. The average sales price per ton of prepared ferrous material was $143 an increase of approximately $21 per ton compared to the same period one year earlier. The average sales price per pound of prepared non-ferrous material was $0.42 an increase of approximately $0.11 per pound compared to the same period one year ago. The increase in the average sales price of prepared ferrous and non-ferrous material is primarily attributable to increased demand and changes in material mix. Net sales from brokerage activities increased by $0.4 million compared to the same period one year earlier to total $1.1 million. The increase was primarily related to new acquisitions and increased brokerage volume at facilities acquired prior to the first quarter of fiscal 1997.

Gross profit for the quarter ended December 31, 1997, was $4.9 million, an increase of $3.6 million compared to the same period one year earlier. As a percent of net sales, gross margin increased by 3.7 percent compared to the same period one year ago. The increase in margins is principally attributable to new acquisitions and increases in the average selling price of prepared ferrous and non-ferrous material which were partially offset by increases in the average purchase price of unprepared ferrous and non-ferrous material.

Selling, general, and administrative (SG&A) expenses totaled $2.5 million for the year ended September 30, 1997 an increase of $1.3 million compared to the same period one year earlier. The increase was primarily the result of the new acquisitions and staffing and other related administrative expenses in anticipation of planned growth. As a percent of net sales SG&A was 7.9 percent, a decline of 3.4 percent compared to the same quarter one year earlier. As a result of continued emphasis on productivity improvements, the Company has managed to achieve increases in net sales without significant increases in support costs as a percentage of sales.

Operating income for the quarter ended December 31, 1997 was $2.5 million an increase of $2.4 million compared to the same period one year earlier. The increase was principally a result of the new acquisitions and increases in the average selling price of ferrous and non-ferrous material and continued emphasis on productivity improvements. Management is continuously monitoring the operations of the facilities and has implemented certain cost cutting strategies in an attempt to improve operating income without reducing net sales.

Interest expense for the quarter ended December 31, 1997 increased by $1.7 million compared to the same period one year earlier to total $2.2 million. The increase were primarily related to increases in long-term debt to finance the acquisition of ARC and AIC in the third and fourth quarter of fiscal 1997 and Brenner, UMR, Jacobson, Central, Grossman and Lans in the first quarter of fiscal 1998.

Miscellaneous expense includes $0.1 million of expense for minority interest in the earnings of a metals recycling facility.

During the quarter the company recorded a $2.4 million extraordinary loss net of a tax benefit from early extinguishment of debt. The income tax benefit of $1.2 million was recorded as an increase in the deferred tax asset.

During the quarter the Company implemented Financial Accounting Standards ("FAS") No. 128 "Earnings per Share". FAS 128 provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity, similar to fully diluted earnings per share. In loss periods, dilutive common equivalent shares are excluded, as the effect would be anti-dilutive.

The Company does not believe its businesses have been adversely affected by general inflation.

PART II - OTHER INFORMATION

ITEM 1. - LEGAL PROCEEDINGS.

     Incorporated by reference to Item 3 - Legal Proceedings of the Company's Annual Report On Form 10-K/A for the fiscal year ended September 30, 1997.

ITEM 2 - CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

     During the quarter ended December 31, 1997, the Company completed the following sales of its securities pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder. Based upon representations made to the Company and further investigation by the Company, the Company believes that each purchaser in the following transactions was an accredited investor as that term is defined under Rule 501(a) of Regulation D:

     1. In connection with the Company's acquisition of substantially all of the assets of Jacobson, on December 5, 1997, the Company issued 10,000 shares of Series E Preferred to Money Point Land Holding Corporation and Money Point Diamond Corporation, as payment of $3 million of the purchase price for that acquisition. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Result of Operations - - Acquisitions," above.

          The Series E Preferred is subject to automatic conversion provisions at the earlier of a consolidation or merger of the Company or on December 5, 2000. The Series E Preferred will convert on December 5, 2000 into the number of shares of the Company's Common Stock as determined by dividing $3 million by the average market price of the Common stock for the ten trading days preceding the date of conversion. Holders of the Series E Preferred are not entitled to dividends. At any time prior to conversion, the Company has the right to redeem the outstanding shares of Series E Preferred Stock, in whole or in part, at a cash redemption price equal to $300 per share.

     2. In connection with the Company's acquisition of substantially all of the assets of Brenner, on December 5, 1997, the Company issued 14,000 shares of Series F Preferred and 14,000 shares of Series G Preferred to Brenner Companies, Inc., as payment of $7 million of the purchase price for that acquisition. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Result of Operations - - Acquisitions," above.

          The Series F Preferred is subject to mandatory and automatic conversion provisions at the earlier of a consolidation, merger or share exchange of the Company or on December 5, 2000. The Series F Preferred will convert on December 5, 2000 into the number of shares of the Company's Common Stock as determined by dividing $3.5 million plus an amount in cash equal to all accrued and unpaid dividends to the date of conversion by the average market price of the Company's common stock, $.001 par value (the "common stock") for the ten trading days preceding the date of conversion. The Series G Preferred is subject to mandatory and automatic conversion provisions at the earlier of a consolidation, merger or share exchange of the Company or on December 5, 2000. The Series G Preferred will convert into the number of shares of the Company's Common Stock as determined by dividing $3.5 million plus an amount in cash equal to all accrued and unpaid dividends to the date of conversion by the greater of the average market price of the Common stock for the ten trading days preceding the date of conversion, or 2.5 times $7.81 (the average market price for the ten trading days preceding the date of issuance). At any time prior to conversion, the Company has the right to redeem the outstanding shares of Series F and G Preferred Stock, in whole or in part, at a cash redemption price equal to $250 per share plus all accrued and unpaid dividends to the date of redemption. The company has agreed to register on or before December 5, 2000 the shares of Common stock received upon conversion of the Series F and G Preferred, unless such shares may be sold by the holder thereof pursuant to Rule 144(k)promulgated under the Securities Act or any equivalent provision then in effect. Holders of the Series F Preferred are entitled to dividends on a cumulative basis at an annual rate of 6 1/2% which shall accrue and be paid in cash upon the conversion of the Series F Preferred, to the extent not previously paid.

     3. In connection with the Company's acquisition of substantially all of the assets of UMR, on December 5, 1997, the Company issued 12,000 shares of Series H Preferred to United Metals Recyclers, as payment of $5.6 million of the purchase price for that acquisition. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Result of Operations -- Acquisitions," above.

          The Series H Preferred is subject to mandatory and automatic conversion provisions at the earlier of a consolidation, merger or share exchange of the Company or on December 5, 2000. Dividend payments and the liquidation preference on the Series H Preferred is secured by the Company's 50% interest in a scrap metals facility located in Smithfield, North Carolina. The Series H Preferred will convert on December 5, 2000 into the number of shares of the Company's Common Stock as determined by dividing $6 million plus an amount in cash equal to all accrued and unpaid dividends by the average market price of the Common Stock for the ten trading days preceding the date of conversion. At any time prior to conversion, the Company has the right to redeem the outstanding shares of Series H Preferred Stock, in whole or in part, at a cash redemption price equal to $500 per share plus all accrued and unpaid dividends to the date of redemption. If the sale of the shares of Common stock into which the Series H Preferred is converted yields net proceeds of less than $5,689,000, the Company will pay the difference to UMR. The Company has agreed to register on or before December 5, 2000 the shares of Common stock received upon conversion of the Series H Preferred, unless such shares may be sold by the holder thereof pursuant to Rule 144(k) promulgated under the Securities Act or any equivalent provision then in effect. Holders of the Series G Preferred are entitled to dividends on a cumulative basis at an annual rate of 6 1/2% payable as follows: (i) Dividends that accrue through December 5, 1998 will be paid in cash on the earlier of conversion of the Series G Preferred or December 5, 1999, to the extent not previously paid, and (ii) Dividends that accrue from December 6, 1998 to December 5, 2,000 will be paid in cash on the earlier of the conversion of the Series G Preferred or December 5, 2000, to the extent not previously paid.

     4. In connection with the Company's acquisition of all the outstanding Capital Stock of Lans, on December 8, 1997, the Company issued 10,000 shares of Series I Preferred to Wm. Lans Sons' Co. Inc., as payment of $3.5 million of the purchase price for that acquisition. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Result of Operations - - Acquisitions," above.

          The Series I Preferred is subject to automatic and mandatory conversion provisions in the event of a consolidation or merge. The Series I Preferred will convert on December 5, 2000 into the number of shares of the Company's Common Stock as determined by dividing
          $3.5 million plus all accrued and unpaid dividends to the date of conversion by the lesser of the average market price of the Common stock for the ten trading days preceding the date of conversion or $15.00. For a period of 25 days prior to December 3, 1999, the Company shall have the right to redeem the outstanding shares of Series I Preferred Stock, in whole or in part, at a cash redemption price equal to $350 per share provided that the market price of the Company's Common Stock is greater than $15.00 per share. The Company has agreed to register on or before December 5, 2000 the shares of Common Stock received upon conversion of the Series I Preferred. Holders of the Series I Preferred are entitled to dividends on a cumulative basis at an annual rate of 8% which shall accrue and be paid in cash on the earlier of conversion or December 5, 2000, to the extent not previously paid.

     5. In connection with the Company's acquisition of substantially all of the assets of Central, on December 5, 1997, the Company issued 800,000 shares of its Common Stock as payment of $10 million of the purchase price for that acquisition. See "Item 2 - Management's Discussion and Analysis of Financial Condition and Result of Operations -- Acquisitions," above.

     6. On December 4, 1997, the Company issued Warrants to acquire up to 1,266,000 shares of its Common Stock in connection with the issuance of $60 million Subordinated Debt. Each warrant is exercisable at a price of $0.01 per share.

     7. On December 4, 1997, the Company issued warrants to acquire up to 200,000 shares of its Common Stock to Recycling Warrant Holdings, G.P. in connection with the recent financing. The exercise price is $2.50 per share.

     8. On December 4, 1997, in connection with the Credit facility and the issuance of the Subordinated Debt, the Company sold 1,666,666 shares of its Common Stock for an aggregate amount of $10 million to various accredited investors.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 17, 1997, the Company held its 1997 Annual Meeting of the Shareholders. The matters voted upon by the Company's shareholders at the meeting, including the election of directors, and the votes cast for each matter, are as follows:

1. ELECTION OF DIRECTORS. The following individuals were elected to serve as directors of the Company until its next Annual Meeting of the Shareholders and until their respective successors are elected and qualified:

-------------------------------------------------------------------------------
                                       VOTES AGAINST                   BROKER
DIRECTOR                   VOTES FOR     OR WITHELD     ABSTENTIONS   NON-VOTES
-------------------------------------------------------------------------------
  Thomas J. Weins         11,620,345      46,574             -           -
  Luke F. Botica          11,626,445      40,974             -           -
  Brian L. Klemsz         11,626,145      41,274             -           -
  Jerome B. Misukanis     11,621,445      45,974             -           -
  Greydon H. Neher        11,621,445      45,974             -           -
  Barry D. Plost          11,621,445      45,974             -           -
-------------------------------------------------------------------------------

2. To amend the Company's articles of incorporation to remove provisions concerning "Substantial Shareholders":

                 Votes Against or                     Broker
     Votes For       Withheld        Abstentions     Non-Votes
     ---------   ----------------    -----------     ---------
     4,773,964      3,233,005          156,653       3,503,797



3.   To approve the 1995 Non-Statutory Stock Option Plan:

                 Votes Against or                     Broker
     Votes For       Withheld        Abstentions     Non-Votes
     ---------   ----------------    -----------     ---------
     7,716,103        459,076          120,467       3,371,773



4.   To approve the 1995 Non-Employee Director Stock Option Plan:

                 Votes Against or                     Broker
     Votes For       Withheld        Abstentions     Non-Votes
     ---------   ----------------    -----------     ---------
     7,939,258        269,875          160,216       3,298,070



5.   To approve the 1997 Executive Stock Option Plan:

                 Votes Against or                     Broker
     Votes For       Withheld        Abstentions     Non-Votes
     ---------   ----------------    -----------     ---------
     7,275,255        811,644          235,591       3,344,929



ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number    Description
-------   -----------

2.1 Agreements related to the Acquisition of the Assets of Grossman Brothers Company and Milwaukee Metal Briquetting Co., Inc.

2.1.1 Asset Purchase Agreement dated October 31, 1997, by and among Recycling Industries of Wisconsin, Inc., a Colorado corporation, Recycling Industries, Inc., a Colorado corporation, Grossman Brothers Company, Inc., a Wisconsin corporation, Milwaukee Metal Briquetting Co., Inc., a Wisconsin corporation, and Arthur Grossman. Incorporated by reference to Exhibit 2.1.1 to the Company's current report on Form 8-K as filed with the Commission on December 22, 1997 and amended on February 11, 1998 on Form 8-K/A, Commission File No. 0-20179.

2.1.2 Amendment to Asset Purchase Agreement dated December 5, 1997, by and among Recycling Industries of Wisconsin, Inc., Recycling Industries, Inc., Grossman Brothers Company, Inc. and Milwaukee Metal Briquetting Co., Inc. Incorporated by reference to Exhibit 2.1.2 to the Company's current report on Form 8-K as filed with the Commission on December 22, 1997 and amended on February 11, 1998 on Form 8-K/A, Commission File No. 0-20179.

2.2 Asset Purchase Agreement dated December 4, 1997 by and among Recycling Industries, Inc., a Colorado corporation, Recycling Industries of Atlanta, Inc., a Colorado corporation, and Central Metals Company, Inc., a Georgia corporation. Incorporated by reference to Exhibit 2.2 to the Company's current report on Form 8-K as filed with the Commission on December 22, 1997 and amended on February 11, 1998 on Form 8-K/A, Commission File No. 0-20179.

2.3 Asset Purchase Agreement dated December 5, 1997 by and among Recycling Industries of Chesapeake, Inc., a Colorado corporation, Recycling Industries, Inc., a Colorado corporation, Money Point Land Holding Corporation, a Virginia corporation, Money Point Diamond Corporation, a Virginia corporation, George B. Ginsburg, the Fred Jacobson Revocable Trust, a Virginia trust, and the Dorothy G. Jacobson Revocable Trust, a Virginia trust. Incorporated by reference to
          Exhibit 2.3 to the Company's current report on Form 8-K as filed with the Commission on December 22, 1997 and amended on February 11, 1998 on Form 8-K/A, Commission File No. 0-20179.

2.4 Stock Purchase Agreement dated December 8, 1997, by and among Recycling Industries, Inc., a Colorado corporation, Wm. Lans Sons' Co., Inc., an Illinois corporation, Bertram Lans, Bruce Lans and
          Scott Lans. Incorporated by reference to Exhibit 2.4 to the Company's current report on Form 8-K as filed with the Commission on December 22, 1997 and amended on February 11, 1998 on Form 8-K/A, Commission File No. 0-20179.

2.5 Asset Purchase Agreement dated December 5, 1997 by and among Recycling Industries of Winston-Salem, Inc., a Colorado corporation, Recycling Industries, Inc., a Colorado corporation, Brenner Companies, Inc., a North Carolina corporation, Frank Brenner, Mike Brenner and the Shareholder of the Brenner Companies, Inc. Incorporated by reference to Exhibit 2.5 to the Company's current report on Form 8-K as filed with the Commission on December 22, 1997 and amended on February 11, 1998 on Form 8-K/A, Commission File No. 0-20179.

2.6 Asset Purchase Agreement dated December 5, 1997 by and among Recycling Industries of Greensboro, Inc., a Colorado corporation, Recycling Industries, Inc., a Colorado corporation, United Metal Recyclers, a North Carolina general partnership, Brenner Companies, Inc., a North Carolina corporation, and Levin Brothers, Inc., a
          North Carolina corporation. Incorporated by reference to Exhibit 2.6 to the Company's current report on Form 8-K as filed with the Commission on December 22, 1997 and amended on February 11, 1998 on Form 8-K/A, Commission File No. 0-20179.


3(i).1 Articles of Amendment to the Amended and Restated Articles of Incorporation of Recycling Industries, Inc. - Designation of Preferences, Limitations and Relative Rights of the Series E Redeemable Convertible Preferred Stock of Recycling Industries, Inc. Incorporated by reference to Exhibit 3(i).1 to the Company's current report on Form 8-K as filed with the Commission on December 22, 1997 and amended on February 11, 1998 on Form 8-K/A, Commission File No. 0-20179.

3(i).2 Articles of Amendment to the Amended and Restated Articles of Incorporation of Recycling Industries, Inc. - Designation of Preferences, Limitations and Relative Rights of the Series F 61/2% Redeemable Convertible Preferred Stock of Recycling Industries, Inc. Incorporated by reference to Exhibit 3(i).2 to the Company's current report on Form 8-K as filed with the Commission on December 22, 1997 and amended on February 11, 1998 on Form 8-K/A, Commission File No. 0-20179.

3(i).3 Articles of Amendment to the Amended and Restated Articles of Incorporation of Recycling Industries, Inc. - Designation of Preferences, Limitations and Relative Rights of the Series G 61/2% Redeemable Convertible Preferred Stock of Recycling Industries, Inc. Incorporated by reference to Exhibit 3(i).3 to the Company's current report on Form 8-K as filed with the Commission on December 22, 1997 and amended on February 11, 1998 on Form 8-K/A, Commission File No. 0-20179.

3(i).4 Articles of Amendment to the Amended and Restated Articles of Incorporation of Recycling Industries, Inc. - Designation of Preferences, Limitations and Relative Rights of the Series H 6% Secured Redeemable Convertible Preferred Stock of Recycling Industries, Inc. Incorporated by reference to Exhibit 3(i).4 to the Company's current report on Form 8-K as filed with the Commission on December 22, 1997 and amended on February 11, 1998 on Form 8-K/A, Commission File No. 0-20179.

3(i).5 Articles of Amendment to the Amended and Restated Articles of Incorporation of Recycling Industries, Inc. - Designation of Preferences, Limitations and Relative Rights of the Series I 8% Redeemable Convertible Preferred Stock of Recycling Industries, Inc. Incorporated by reference to Exhibit 3(i).5 to the Company's current report on Form 8-K as filed with the Commission on December 22, 1997 and amended on February 11, 1998 on Form 8-K/A, Commission File No. 0-20179.

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

4.1       Indenture dated December 4, 1997.  Incorporated by reference to
          Exhibit 4.1 to the Company's current report on Form 8-K as filed with the Commission on December 22, 1997 and amended on February 11, 1998 on Form 8-K/A, Commission File No. 0-20179.

10.1 Credit Agreement dated December 4, 1997, among Recycling Industries, Inc., a Colorado corporation, Nevada Recycling, Inc., a Nevada corporation, NR Holdings, Inc., a Nevada corporation, Recycling Industries of Texas, Inc., a Colorado corporation, Recycling Industries of Missouri, Inc., a Colorado corporation, Recycling Industries of Georgia, Inc., a Colorado corporation, Recycling Industries of Atlanta, Inc., a Colorado corporation, Weissman Industries, Inc., an Iowa corporation, Recycling Industries of South Carolina, Inc., a Colorado corporation, Recycling Industries of Chesapeake, Inc., a Colorado corporation, Recycling Industries of Greensboro, Inc., a Colorado corporation, Recycling Industries of Winston-Salem, Inc., a Colorado corporation, William Lans Sons Company, an Illinois corporation, Recycling Industries of Wisconsin, Inc., a Colorado corporation, and General Electric Capital Corporation, a New York corporation, and BankBoston, N.A. Incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K as filed with the Commission on December 22, 1997 and amended on February 11, 1998 on Form 8-K/A, Commission File No. 0-20179.

27        Financial Data Schedule*

     *    Filed herewith.



REPORTS OF FORM 8-K

     1. Current Report on Form 8-K dated December 22, 1997, reporting the acquisition of substantially all of the assets of Brenner, United, Jacobson, Central and Grossman on December 5, 1997 and Lans on December 8, 1997, Commission File No. 0-20179.

     2. Current Report on Form 8-K dated December 22, 1997, reporting a change in auditors for a subsidiary from A.J. Robbins P.C. to BDO Seidman, LLP. Commission File No. 0-20179.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Recycling Industries, Inc.


Date: February 14, 1997         By: /s/ Thomas J. Wiens
                                    ------------------------------------------
                                    Thomas J. Wiens, Chairman & Chief
                                    Executive Officer





Date: February 14, 1997         By: /s/ Brian L. Klemsz
                                    ------------------------------------------
                                    Brian L. Klemsz, Principal Financial
                                    Officer