Form 10-Q
period 1998-03-31
RECYCLING INDUSTRIES INC
filed 1998-05-15
CIK 769879

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                     FORM 10-Q

  X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
-----               OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1998

               TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
-----                OF THE SECURITIES EXCHANGE ACT OF 1934


                          COMMISSION FILE NUMBER: 0-20179


                             RECYCLING INDUSTRIES, INC.
               (Exact Name of Registrant as Specified in its Charter)


            COLORADO                                   84-1103445
 -------------------------------        ---------------------------------------
 (State or Other Jurisdiction of        (I.R.S. Employer Identification Number)
 Incorporation or Organization)


  9780 S. MERIDIAN BLVD, SUITE 180
        ENGLEWOOD, COLORADO                                      80112
----------------------------------                             ----------
  (Mailing Address of Principal                                (Zip Code)
        Executive Offices)

     Registrant's Telephone Number, Including Area Code:  (303) 790-7372

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

                                                        Yes   X     No
                                                            -----      -----

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the close of the period covered by this Report.


            CLASS                       NUMBER OF SHARES OUTSTANDING AS OF:
-----------------------------                     March 31, 1998
Common Stock, $.001 Par Value                     --------------
                                                    18,107,981

                                  TABLE OF CONTENTS



 PART I -- FINANCIAL INFORMATION                                                 PAGE
                                                                                 ----
     ITEM 1.    FINANCIAL STATEMENTS*

        CONSOLIDATED BALANCE SHEETS - MARCH 31, 1998
           AND SEPTEMBER 30, 1997                                                 1-2

        CONSOLIDATED STATEMENTS OF OPERATIONS FOR
           THE THREE AND SIX MONTHS ENDED MARCH
           31, 1998 AND 1997                                                      3-4

        CONSOLIDATED STATEMENT OF STOCKHOLDERS'
           EQUITY FOR THE SIX MONTHS ENDED MARCH 31, 1998                           5

        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
           THE SIX MONTHS ENDED MARCH 31, 1998 AND 1997                             6

        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS                           7-14

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                              15-22

 PART II -- OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS                                                   23

     ITEM 2.   CHANGES IN SECURITIES                                               23

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                 24-25

     SIGNATURES                                                                    26


-----------------------
* The accompanying interim financial statements have been audited by an independent certified public accountant. Only those statements corresponding to a fiscal year-end (September 30) are audited.

                    RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 1998 AND SEPTEMBER 30, 1997
                               (THOUSANDS OF DOLLARS)


                                       ASSETS

                                                                   MARCH 31, 1998          SEPTEMBER 30, 1997
                                                              -------------------------------------------------
CURRENT ASSETS:
        Cash                                                  $          2,008          $            746
        Accounts receivable, net                                        33,091                     8,820
        Inventories                                                     17,451                     4,183
        Deferred income taxes                                            1,100                       810
        Prepaid expenses and other                                       2,811                       445
                                                              -------------------------------------------------
                Total Current Assets                                    56,461                    15,004
                                                              -------------------------------------------------

PROPERTY, PLANT AND EQUIPMENT, NET                                     150,120                    33,227
                                                              -------------------------------------------------

OTHER ASSETS:
        Notes receivable, related party                                  2,490                        85
        Deferred income taxes                                            1,098                       585
        Other assets, net of amortization                               28,743                     6,178
                                                              -------------------------------------------------
                Total Other Assets                                      32,331                     6,848
                                                              -------------------------------------------------

TOTAL ASSETS                                                  $        238,912          $         55,079
                                                              -------------------------------------------------
                                                              -------------------------------------------------

           See Accompanying Notes to the Consolidated Financial Statements

                    RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                       MARCH 31, 1998 AND SEPTEMBER 30, 1997
                               (THOUSANDS OF DOLLARS)


                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 MARCH 31, 1998           SEPTEMBER 30, 1997
                                                              -------------------------------------------------

CURRENT LIABILITIES:
  Current maturities of long-term debt                          $            3,280         $            3,300
  Accounts payable                                                           8,296                      2,661
  Accounts payable - related parties                                           -                          438
  Other current liabilities                                                  5,940                      1,049
                                                              -------------------------------------------------

   Total Current Liabilities                                                17,516                      7,448
                                                              -------------------------------------------------

LONG-TERM LIABILITIES:
  Long-term debt, less current maturities                                  139,831                     29,456
  Other long-term liabilities                                               14,612                        -
                                                              -------------------------------------------------
   Total long-term liabilities                                             154,443                     29,456
                                                              -------------------------------------------------

   Total Liabilities                                                       171,959                     36,904
                                                              -------------------------------------------------

COMMITMENTS AND CONTINGENT LIABILITIES
  Redeemable common stock,
   $.001 par value, 363,636 shares issued and outstanding                    1,500                      1,500
                                                              -------------------------------------------------

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value, 10,000,000 shares authorized
   69,378 and 10,000 shares issued and outstanding                          19,660                        500
  Common Stock ($.001 par value), 50,000,000 shares authorized,
   18,107,981 and 14,149,780 shares issued and outstanding                      18                         14
  Additional paid-in capital                                                58,439                     26,846
  Accumulated deficit                                                      (12,664)                   (10,685)
                                                              -------------------------------------------------

   Total Stockholders' Equity                                               65,453                     16,675
                                                              -------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $          238,912         $           55,079
                                                              -------------------------------------------------
                                                              -------------------------------------------------

             See Accompanying Notes to the Consolidated Financial Statements

                    RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                     THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                  (THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)


                                                        MARCH 31, 1998        MARCH 31, 1997
                                                        --------------        --------------
Net sales                                                  $    69,669           $    12,741
Cost of sales and operating expenses                            59,277                10,361
                                                           -----------           -----------
Gross profit                                                    10,392                 2,380
Selling, general and administrative expenses                     4,456                 1,450
                                                           -----------           -----------
Operating income                                                 5,936                   930
                                                           -----------           -----------
Other income (expense):
  Interest expense                                              (4,864)                 (430)
  Miscellaneous                                                    (60)                   26
                                                           -----------           -----------
  Total other income (expense)                                  (4,924)                 (404)
                                                           -----------           -----------
Earnings before income taxes                                     1,012                   526
Benefit (provision) for income taxes                              (406)                  295
                                                           -----------           -----------
Net earnings                                                       606                   821
Preferred stock dividends                                          275                   280
                                                           -----------           -----------
Net earnings available to common
  shareholders                                             $       331           $       541
                                                           -----------           -----------
                                                           -----------           -----------
Earnings per share:
  Basic earnings per common share                          $      0.02           $      0.04
                                                           -----------           -----------
                                                           -----------           -----------
  Weighted average common shares outstanding                17,982,000            13,881,000
                                                           -----------           -----------
                                                           -----------           -----------
  Diluted earnings per common share                        $      0.01           $      0.04
                                                           -----------           -----------
                                                           -----------           -----------
  Weighted average diluted common shares outstanding        25,730,000            13,939,000
                                                           -----------           -----------
                                                           -----------           -----------

       See Accompanying Notes to the Consolidated Financial Statements

                    RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                      SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                  (THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)


                                                             MARCH 31, 1998        MARCH 31, 1997
                                                             --------------        --------------
Net sales                                                       $   101,117           $    23,502
Cost of sales and operating expenses                                 85,753                19,813
                                                                -----------           -----------
Gross profit                                                         15,364                 3,689
Selling, general and administrative expenses                          6,893                 2,663
                                                                -----------           -----------
Operating income                                                      8,471                 1,026
                                                                -----------           -----------
Other income (expense):
   Interest expense                                                  (7,033)                 (889)
   Miscellaneous                                                       (151)                   34
                                                                -----------           -----------
   Total other income (expense)                                      (7,184)                 (855)
                                                                -----------           -----------
Earnings before income taxes and
   extraordinary loss                                                 1,287                   171
Benefit (provision) for income taxes                                   (493)                  295
                                                                -----------           -----------
Earnings before extraordinary loss                                      794                   466
Extraordinary (loss) on early extinguishment
   of debt, net of tax                                               (2,414)                  -
                                                                -----------           -----------
Net earnings (loss)                                                  (1,620)                  466
Preferred stock dividends                                               359                   280
                                                                -----------           -----------
Net earnings (loss) available to common
   shareholders                                                 $    (1,979)          $       186
                                                                -----------           -----------
                                                                -----------           -----------
Earnings (loss) per share:
   Basic earnings (loss) per share:
      Before extraordinary item                                 $      0.03           $      0.01
      Extraordinary item                                              (0.14)                  -
                                                                -----------           -----------
         Basic earnings (loss) per common share                 $     (0.11)          $      0.01
                                                                -----------           -----------
                                                                -----------           -----------
      Weighted average common shares outstanding                 16,732,000            13,837,000
                                                                -----------           -----------
                                                                -----------           -----------
   Diluted earnings (loss) per common share:
      Before extraordinary item                                 $      0.02           $      0.01
      Extraordinary item                                              (0.10)                  -
                                                                -----------           -----------
         Diluted earnings (loss) per common share               $     (0.08)          $      0.01
                                                                -----------           -----------
                                                                -----------           -----------
      Weighted average diluted common shares outstanding         24,676,000            13,976,000
                                                                -----------           -----------
                                                                -----------           -----------

       See Accompanying Notes to the Consolidated Financial Statements

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                          SIX MONTHS ENDED MARCH 31, 1998
                    (THOUSANDS OF DOLLARS EXCEPT SHARE AMOUNTS)

                                                                                          ADDITIONAL
                                         PREFERRED STOCK            COMMON STOCK           PAID-IN        ACCUMULATED
                                         SHARES    AMOUNT        SHARES       AMOUNT       CAPITAL         (DEFICIT)       TOTAL
                                         ------    -------     ----------     ------      ----------      -----------     -------
Balances, September 30,1997              10,000    $   500     14,149,780     $   14       $ 26,846       $  (10,685)     $16,675

Preferred stock issued for
   acquisitions                          59,378     19,160            -          -              -                -         19,160

Common stock issued for acquisitions        -          -          898,039          1         10,749              -         10,750

Common stock issued for cash                -          -        1,666,666          2          9,998              -         10,000

Common stock issued on
   exercise of options and warrants         -          -        1,393,496          1          1,839              -          1,840

Issuance of warrants in connection
   with debt financing                      -          -              -          -            9,007              -          9,007

Preferred stock dividends                   -          -              -          -              -               (359)        (359)

Net (loss)                                  -          -              -          -              -             (1,620)      (1,620)
                                         ------    -------     ----------     ------      ---------       ----------     --------

Balances, March 31, 1998                 69,378    $19,660     18,107,981     $   18      $  58,439       $  (12,664)    $ 65,453
                                         ------    -------     ----------     ------      ---------       ----------     --------
                                         ------    -------     ----------     ------      ---------       ----------     --------

       See Accompanying Notes to the Consolidated Financial Statements

                    RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                      SIX MONTHS ENDED MARCH 31, 1998 AND 1997

                               (THOUSANDS OF DOLLARS)

                                                                           MARCH 31, 1998            MARCH 31, 1997
                                                                       -----------------------------------------------
OPERATING ACTIVITIES:
  Net earnings (loss)                                                    $        (1,620)               $         466
  Adjustments to reconcile net earnings (loss)
     to net cash provided by (used in) operating activities:
    Depreciation and amortization                                                  3,978                        1,082
    Prepaid loan fees                                                              1,212                          -
    Non-operating activities                                                       2,532                          -
    Deferred income taxes                                                           (803)                        (295)
  Changes in Assets and Liabilities:
    Accounts receivable                                                           (4,148)                      (1,209)
    Inventories                                                                   (2,624)                          17
    Prepaid expenses and other                                                      (357)                          56
    Accounts payable                                                               3,075                           15
    Current liabilities, excluding debt                                            3,065                         (246)
                                                                       -----------------------------------------------
Net Cash provided by (used in) Operating Activities                                4,310                         (114)
                                                                       -----------------------------------------------
INVESTING ACTIVITIES:
  Capital expenditures, net                                                       (2,820)                        (755)
  Note receivable, related party                                                  (1,440)                         (70)
  Other assets                                                                    (4,744)                        (537)
  Acquisitions, net of equity issued                                            (114,947)                         -
  Cash acquired in acquisitions                                                    1,835                          -
                                                                       -----------------------------------------------
Net Cash (used in) Investing Activities                                         (122,116)                      (1,362)
                                                                       -----------------------------------------------
FINANCING ACTIVITIES:
  Proceeds from borrowings                                                       149,910                        5,348
  Principal payments on borrowings                                               (33,208)                      (5,721)
  Other long-term liabilities                                                      1,678                          -
  Prepayment penalty on debt                                                      (2,532)                         -
  Loan fees paid                                                                  (8,600)                         -
  Dividends Paid                                                                     (20)                         -
  Net proceeds from issuance of stock                                             11,840                          926
                                                                       -----------------------------------------------
Net Cash provided by Financing Activities                                        119,068                          553
                                                                       -----------------------------------------------
    Increase (decrease) in cash                                                    1,262                         (923)
    Cash, beginning of period                                                        746                        1,450
                                                                       -----------------------------------------------
    Cash, end of period                                                  $         2,008                $         527
                                                                       -----------------------------------------------
                                                                       -----------------------------------------------

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

II. The results of operations for the three and six months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

III. Inventories as of March 31, 1998 and September 30, 1997, consisted of the following:

-------------------------------------------------------------------------------
                                           MARCH 31, 1998    SEPTEMBER 30, 1997
-------------------------------------------------------------------------------
  (THOUSANDS OF DOLLARS)
  Raw Materials                              $10,741                $2,590
  Finished Goods                               5,563                 1,330
  Other                                        1,147                   263
-------------------------------------------------------------------------------
          Total                              $17,451                $4,183
-------------------------------------------------------------------------------

IV.    RECENT ACQUISITIONS

The following acquisitions were accounted for using the purchase method of accounting. The results of operations of the businesses acquired have been included in the Company's consolidated financial statements since the date of acquisition.

The purchase price allocation for the December 1997 acquisitions is preliminary and is subject to the completion of appraisals and environmental studies. In addition, certain working capital accounts are subject to post-closing adjustments pursuant to the purchase agreements.

BRENNER COMPANIES, INC.

On December 5, 1997, a wholly owned subsidiary of the Company acquired substantially all of the scrap metals recycling assets and business of Brenner Companies, Inc. ("Brenner"), a privately held metals recycler with operations in the Winston-Salem, North Carolina area. The assets acquired from Brenner consist of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The Company also purchased from Brenner certain real property, buildings and leasehold improvements used in the metals recycling business. The total purchase price for the Brenner assets was $23.8 million, comprised of $15.7 million of cash, 14,000 shares of the Company's Series F 6.5% Redeemable Convertible Preferred Stock (the "Series F Preferred") having a stated value of $3.5 million, 14,000 shares of the Company's Series G 6.5%
Redeemable Convertible Preferred Stock (the "Series G Preferred") having a stated value of $3.5 million and the assumption of $1.1 million of Brenner's deferred compensation liabilities.

If not earlier redeemed or converted, on December 5, 2000, the Series F Preferred will automatically convert into that number of shares of Common Stock having an aggregate market value on the date of conversion of not less than $3.5 million. Brenner has the right to require the Company to find a purchaser of the shares of common stock received upon conversion of the Series F Preferred (the "Series F Conversion Shares") on or before December 5, 2000. If the sale of the Series F Conversion Shares yields net proceeds of less than $3.5 million, the Company will pay the difference to Brenner. If not earlier redeemed or converted, on December 5, 2000, the Series G Preferred will automatically convert into that number of shares of Common Stock having an aggregate market value on the date of conversion of not less than $3.5 million.

GROSSMAN BROTHERS COMPANY AND MILWAUKEE METAL BRIQUETTING CO., INC.

On December 5, 1997, a wholly owned subsidiary of the Company acquired substantially all of the scrap metals recycling assets and business of Grossman Brothers Company, Inc. and Milwaukee Metal Briquetting Co., Inc. (collectively "Grossman"). Grossman was a privately held metals recycler with operations in the Milwaukee, Wisconsin area. The assets acquired from Grossman consisted of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The Company is leasing, pursuant to a capital lease with an option to purchase, the real property, buildings and leasehold improvements used in the metals recycling business. The total purchase price for Grossman was $7.4 million, comprised of $3.7 million of cash, a capital lease with a present value of $2.7 million, 98,000 shares of Common Stock valued at $0.7 million which will be held in escrow during the lease term, and the assumption of $0.3 million of Grossman's liabilities.

WM. LANS SONS' CO., INC.

On December 8, 1997, the Company acquired from Bertram Lans, Bruce Lans and Scott Lans all of the issued and outstanding capital stock of Wm. Lans Sons' Co., Inc. ("Lans"), a privately held metals recycler with operations in the South Beloit, Illinois, area. The assets owned by Lans consisted of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The Company also purchased from an affiliate of Lans certain real property, buildings and leasehold improvements used in the metals recycling business. The total purchase price for Lans was $25.5 million, comprised of $22.0 million of cash and 10,000 shares of the Company's Series I 8% Redeemable Convertible Preferred Stock (the "Series I Preferred") having a stated value of $3.5 million. If not earlier redeemed or converted, on December 8, 1999, the Series I Preferred will automatically convert into that number of shares of Common Stock having a market value on the date of conversion of not less than $3.5 million.

CENTRAL METALS COMPANY, INC.

On December 5, 1997, a wholly owned subsidiary of the Company acquired substantially all of the scrap metals recycling assets and business of Central Metals Company, Inc. ("Central"), a privately held metals recycler with operations in the Atlanta, Georgia area. The assets acquired from Central consisted of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The real property and buildings owned and used by Central in the metals recycling business have been placed into escrow and are being leased by the Company until Central can provide clear title to these assets, at which time the Company will complete the purchase of the real property and buildings. The Company is leasing certain equipment used in the metals recycling business from an affiliate of Central. The total purchase price for Central was $31.0 million, comprised of $20.7 million of cash and 800,000 shares of Common Stock, having an agreed value of $12.50 per share or $10 million. The Company also assumed $0.32 million of Central's liabilities.

The Company has guaranteed that the aggregate market value of the 800,000 shares of Common Stock issued to Central will be at least $10 million on December 4, 1999. If the market value of the Common Stock is less than $10 million, the Company will issue shares of Common Stock to Central having a market value equal to the difference between $10 million and the market value of the 800,000 shares of Common Stock initially issued to Central.

In connection with the acquisition, Central was issued warrants to acquire up to 200,000 shares of the Company's Common Stock for $15.00 per share, exercisable upon satisfaction of certain financial performance conditions related to the operations of the acquired subsidiary (the "Contingent Warrants"). The exercise price per share of the Contingent Warrants is subject to adjustment at the time of exercise so that the aggregate spread between the exercise price of all Contingent Warrants and the market value of the Common Stock received upon exercise of the Contingent Warrants is not less than $1 million. The value of the Contingent Warrants will be reflected as an adjustment to the purchase price, as an increase in goodwill, when the financial performance conditions are met by Central.

MONEY POINT LAND HOLDING CORPORATION AND MONEY POINT DIAMOND CORPORATION

On December 5, 1997, a wholly owned subsidiary of the Company acquired substantially all of the scrap metals recycling assets and business of Money Point Land Holding Corporation and Money Point Diamond Corporation (collectively "Jacobson"). Jacobson was a privately held metals recycler with operations in the Chesapeake, Virginia area. The assets acquired from Jacobson consist of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The Company also purchased from Jacobson certain real property, buildings and leasehold improvements used in the metals recycling business. The total purchase price for Jacobson was $19.9 million, comprised of $16.9 million of cash and 10,000 shares of the Company's Series E Redeemable Convertible Preferred Stock (the "Series E Preferred") having a stated value of $3.0 million.

If not earlier redeemed or converted, on December 5, 2000, the Series E Preferred will automatically convert into that number of shares of Common Stock having an aggregate market value on the date of conversion of not less than $3.0 million. Unless Jacobson elects to retain the shares of Common Stock received upon conversion of the Series E Preferred (the "Series E Conversion Shares"), the Company will assist Jacobson in selling the Series E Conversion Shares on or before January 4, 2001. If the sale of the Series E Conversion Shares yields net proceeds of less than $3,000,000, the Company will pay the difference to Jacobson.

UNITED METAL RECYCLERS, INC.

On December 5, 1997, a wholly owned subsidiary of the Company acquired substantially all of the scrap metals recycling assets and business of United Metal Recyclers, Inc. ("United"), a privately held metals recycler with operations in the Kernersville, North Carolina area. The assets acquired from United consist of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The Company also purchased from United certain real property, buildings and leasehold improvements used in the metals recycling business and United's 50% interest in another metals recycling facility located in the Smithfield, North Carolina area. The total purchase price for the United assets and United's 50% interest in D.H. Griffin was $42.0 million, comprised of $36.0 million of cash, 11,378 shares of the Company's Series H 6% Secured Redeemable Convertible Preferred Stock having a stated value of $5.7 million and the assumption of $0.3 million of United's liabilities.

If not earlier redeemed or converted, on December 5, 2000, the Series H Preferred will automatically convert into that number of shares of Common Stock having an aggregate market value on the date of conversion of not less than $5.7 million. United has the right to require the Company to find a purchaser of the shares of common stock received upon conversion of the Series H Preferred (the "Series H Conversion Shares") on or before December 5, 2000. If the sale of the Series H Conversion Shares yields net proceeds of less than $5.7 million, the Company will pay the difference to United.

On December 5, 1997, in connection with the acquisitions referred to above, the Company and all of its operating subsidiaries entered into a $150 million Senior Credit Facility ("Credit Facility") with General Electric Capital Corporation and BankBoston, N.A. as agents for the lenders. The Credit
Facility is comprised of a $45 million revolving credit facility, a $40 million term loan due December 5, 2003, with interest and principal payable quarterly, a $40 million term loan due on the earlier of December 5, 2005 or six months prior to the maturity of the Subordinated Notes discussed below with interest and principal payable quarterly, and a $25 million acquisition line of credit due December 5, 2003, with interest and principal payable quarterly. The notes bear interest at either (i) the higher of (a) prime plus .75% or (b) the Federal Funds rate plus 50 basis points per annum plus .75%, or (ii) at the option of the Company upon certain conditions, the LIBOR rate plus 2.25%. The proceeds from the Credit Facility are secured by substantially all of the Company's assets and are to be used in part for acquisitions.

On December 5, 1997, in connection with the acquisitions referred to above, the Company issued $60 million in Senior Subordinated Notes (the "Subordinated Debt"), the proceeds of which were used in part for acquisitions. The Subordinated Debt is guaranteed by all of the Company's operating subsidiaries. The Subordinated Debt bears interest at 13% and matures in December 2005.

In connection with the Credit Facility and the issuance of the Subordinated Debt, the Company sold 1,666,666 shares of its Common Stock for an aggregate of $10 million to various accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The $10 million in proceeds were used in part for acquisitions.

The Company issued warrants to acquire up to 1,266,000 shares of Common Stock in connection with the issuance of the Subordinated Debt. The exercise price of the warrants is $0.01 per share. Additionally, warrants were issued to acquire 200,000 shares of Common Stock with an exercise price of $2.50 per share as part of entering into the Credit Facility. For accounting purposes the fair value of the warrants have been recorded as paid-in-capital and as a discount to the respective debt which is amortized as interest expense over the life of the debt.

The following summarized unaudited pro forma results of operations assumes that the acquisitions of Brenner, Grossman, Lans, Central, Jacobson, and United, had occurred at the beginning of each period presented.

-----------------------------------------------------------------------------------------------------
SIX MONTHS ENDED MARCH 31,                                                1998                   1997
-----------------------------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
Net sales                                                          $   138,168            $   125,829
Depreciation and amortization                                            4,495                  4,292
Operating income                                                        17,065                 10,087
Earnings before income taxes and
  extraordinary loss                                                     7,528                  3,112
Provision for income taxes                                               3,102                    868
Extraordinary (loss) on early extinguishment of
  debt, net of tax                                                      (2,414)                (2,414)
Net earnings (loss)                                                      2,012                   (170)
Preferred stock dividends                                                  556                    836
Earnings (loss) available to common shareholders:
   Basic                                                           $     1,456            $    (1,006)
                                                                   -----------            -----------
                                                                   -----------            -----------
   Diluted                                                         $     1,456            $      (986)
                                                                   -----------            -----------
                                                                   -----------            -----------
Basic earnings (loss) per common share:
  Earnings before extraordinary item                               $      0.22            $      0.09
  Extraordinary item                                                     (0.14)                 (0.15)
                                                                   -----------            -----------
  Basic earnings (loss) per common share                           $      0.08            $     (0.06)
                                                                   -----------            -----------
                                                                   -----------            -----------
Weighted average number of common shares
  outstanding                                                       17,620,000             16,402,000
                                                                   -----------            -----------
                                                                   -----------            -----------
Diluted earnings (loss) per common share: (2)
  Earnings before extraordinary item                               $      0.15            $      0.08
  Extraordinary item                                                     (0.09)                 (0.13)
                                                                   -----------            -----------
  Diluted earnings (loss) per common share                         $      0.06            $     (0.05)
                                                                   -----------            -----------
                                                                   -----------            -----------
Weighted average number of common shares
  outstanding                                                       25,701,000             18,516,000
                                                                   -----------            -----------
                                                                   -----------            -----------
EBITDA (1)                                                         $    21,560            $    14,379
                                                                   -----------            -----------
                                                                   -----------            -----------

 (1) The Company has included the calculation of Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) as a supplemental schedule to the pro forma financial information. The EBITDA calculation, which is not a measure of financial performance under generally accepted accounting principles, was included as certain investors use the data to determine the Company's ability to service its indebtedness. EBITDA is not a substitute for income from continuing operations, net income or cash flows presentation under generally accepted accounting principles.

(2) Potentially dilutive issues not included in the computation of pro forma diluted earnings per common share:

       For the six months ended March 31, 1998, warrants and options to acquire 446,936 shares of common stock, at exercise prices of $6.25 to $75.00 per share, were not included in the computation of diluted EPS because the warrants' and options' exercise prices were greater than the average market price of the common shares. Preferred shares convertible into 2,148,258 common shares, at various conversion rates, were not included in the computation of diluted EPS as the effect would be anti-dilutive.

       For the six months ended March 31, 1997, warrants and options to acquire 4,961,804 shares of common stock at exercise prices of $1.50 to $75.00 per share were not included in the computation of diluted EPS because the warrants' and options' exercise prices were greater than the average market price of the common shares. Preferred shares convertible into 2,493,412 common shares, at various conversion rates, were not included in the computation of diluted EPS as the effect would be anti-dilutive.

The pro forma data is for informational purposes only and may not necessarily reflect the results of operations of the Company had the acquired businesses operated as part of the Company for the periods ended March 31, 1998 and 1997.

         V. SUPPLEMENTAL DISCLOSURES FOR EARNINGS (LOSS) PER SHARE

----------------------------------------------------------------------------------------------------------------------------------
                                                                            THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                                 MARCH 31,                     MARCH 31,
                                                                     ----------------------------    -----------------------------
(THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)                           1998            1997             1998           1997
----------------------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER COMMON SHARE:
     NUMERATOR
       Earnings before extraordinary (loss)                          $       606     $       821     $       794    $       466
       Preferred stock dividends                                            (275)           (280)           (359)          (280)
                                                                     -----------     -----------     -----------    -----------

       Earnings before extraordinary (loss) on early
         extinguishment of debt available to common shareholders             331             541             435            186
       Extraordinary (loss) on early extinguishment of debt               -               -               (2,414)        -
                                                                     -----------     -----------     -----------    -----------

       Net earnings (loss) available to common shareholders          $       331     $       541     $    (1,979)   $       186
                                                                     -----------     -----------     -----------    -----------
                                                                     -----------     -----------     -----------    -----------

     DENOMINATOR
         Weighted average common shares outstanding                   17,982,000      13,881,000      16,732,000     13,837,000
                                                                     -----------     -----------     -----------    -----------
                                                                     -----------     -----------     -----------    -----------

     PER SHARE AMOUNTS
       Basic earnings before extraordinary (loss)
         on early extinguishment of debt                             $      0.02     $      0.04     $      0.03    $      0.01

       Extraordinary (loss) on early extinguishment of debt               -               -                (0.14)        -
                                                                     -----------     -----------     -----------    -----------

       Basic earnings (loss)                                         $      0.02     $      0.04     $     (0.11)   $      0.01
                                                                     -----------     -----------     -----------    -----------
                                                                     -----------     -----------     -----------    -----------

DILUTED EARNINGS (LOSS) PER COMMON SHARE:
     NUMERATOR
       Earnings before extraordinary (loss) on early
         extinguishment of debt available to common shareholders     $       331     $       541     $       435    $       186
       Extraordinary (loss) on early extinguishment of debt               -               -               (2,414)        -
                                                                     -----------     -----------     -----------    -----------

       Net earnings (loss) available to common shareholders          $       331     $       541     $    (1,979)   $       186
                                                                     -----------     -----------     -----------    -----------
                                                                     -----------     -----------     -----------    -----------

     DENOMINATOR
       Weighted average common shares outstanding                     17,982,000      13,881,000      16,732,000     13,837,000
       Effect of dilutive securities:
       Options and warrants                                            7,366,000          58,000       7,699,000        139,000
       Convertible preferred stock outstanding                           382,000          -              245,000         -
                                                                     -----------     -----------     -----------    -----------

       Weighted average common shares and assumed
           conversions outstanding                                    25,730,000      13,939,000      24,676,000     13,976,000
                                                                     -----------     -----------     -----------    -----------
                                                                     -----------     -----------     -----------    -----------

PER SHARE AMOUNTS
       Diluted earnings before extraordinary (loss)
         on early extinguishment of debt                             $      0.01     $      0.04     $      0.02    $      0.01

       Extraordinary (loss) on early extinguishment of debt               -               -                (0.10)        -
                                                                     -----------     -----------     -----------    -----------

       Diluted earnings (loss)                                       $      0.01     $      0.04     $     (0.08)   $      0.01
                                                                     -----------     -----------     -----------    -----------
                                                                     -----------     -----------     -----------    -----------


Potentially dilutive issues not included in the computation of diluted earnings per common share:

For the three and six months ended March 31, 1998, warrants and options to acquire 446,936 shares of common stock, at exercise prices of $6.25 to $75.00 per share, were not included in the computation of diluted EPS because the warrants' and options' exercise prices were greater than the average market price of the common shares. Preferred shares convertible into 2,148,258 and 1,405,065 common shares, respectively, for the three and six months ended March 31, 1998, at various conversion rates, were not included in the computation of diluted EPS as the effect would be anti-dilutive.

For the three and six months ended March 31, 1997, warrants and options to acquire 4,961,804 shares of common stock at exercise prices of $1.50 to $75.00 per share were not included in the computation of diluted EPS because the warrants' and options' exercise prices were greater than the average market price of the common shares. Preferred shares convertible into 866,318 and 433,159, respectively, for the three and six months ended March 31, 1997 were not included in the computation of diluted EPS as the effect would be anti-dilutive.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ALL STATEMENTS CONTAINED HEREIN, AS WELL AS STATEMENTS MADE IN PRESS RELEASES AND ORAL STATEMENTS THAT MAY BE MADE BY THE COMPANY OR ITS OFFICERS, DIRECTORS, OR EMPLOYEES ACTING ON ITS BEHALF, THAT ARE NOT STATEMENTS OF HISTORICAL FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT AND SECTION 21E OF THE EXCHANGE ACT. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE THE ACTUAL RESULTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM HISTORICAL RESULTS OR FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS AND RISK FACTORS DESCRIBED FROM TIME TO TIME IN THE COMPANY'S REPORTS FILED WITH THE COMMISSION. IN ADDITION TO STATEMENTS THAT EXPLICITLY DESCRIBE SUCH RISKS AND UNCERTAINTIES, READERS ARE URGED TO CONSIDER STATEMENTS THAT INCLUDE THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "PLANS," "ANTICIPATES," "INTENDS" OR THE LIKE TO BE UNCERTAIN AND FORWARD-LOOKING. ALL CAUTIONARY STATEMENTS MADE HEREIN SHOULD BE READ AS BEING APPLICABLE TO ALL FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR.

GENERAL

The largest portion of the Company's operations involves the collection, processing and sale of ferrous scrap, the primary raw material for mini-mill steel producers who utilize EAF technology. The Company's operations consist of purchasing and processing unprepared scrap and selling processed scrap. Scrap is categorized as either ferrous, containing iron and consisting primarily of steel, or non-ferrous. Ferrous scrap is generated in two forms consisting of prompt industrial scrap and old scrap. Prompt industrial scrap is the material left over from manufacturing processes that use steel, such as automobile and appliance manufacturing. Old scrap includes obsolete or broken goods consisting of automobiles, refrigerators and other consumer and industrial steel goods. The Company purchases unprepared scrap primarily from automobile salvage and wrecking yards, demolition firms, ordinance depots, military bases, public utilities, industrial facilities, metal fabricators, machine shops, railroads, refineries, shipyards and numerous independent scrap collectors. Unprepared scrap is processed for resale by resorting, cleaning, shearing and shredding by a variety of methods according to customer specifications and market demand. The Company sells its processed ferrous scrap to mini-mill steel producers, integrated steel producers, foundries and brokers.

The Company has completed several acquisitions, each of which was financed in part by borrowings and the issuance of common and/or preferred stock. See "Recent Acquisitions." The acquisitions have been accounted for using the purchase method of accounting and the operating results of the entities have been included in the Company's consolidated financial statements since the date of acquisition. Management believes these acquisitions will have a positive impact on the Company's future results of operations and that the historical results of operations of the acquired companies do not reflect the operating efficiencies and improvements that the Company seeks to achieve by integrating the acquired businesses into the Company's operations. The Company plans to integrate certain functions such as administration, finance and information systems which may be duplicated at certain newly acquired companies.

The principal elements of the Company's cost of sales are raw materials, direct labor and manufacturing overhead. The Company seeks to partially offset fluctuations in raw material costs by entering into long-term supply arrangements with certain customers, none of which is material to the Company's operations. The Company purchases and processes many different grades of ferrous and non-ferrous material with varying gross margins. Accordingly, the Company's overall gross margin is impacted by its material mix, raw material costs and its ability to efficiently process various ferrous and non-ferrous materials.

The following table sets forth selected statement of income data as a percentage of net sales for the periods indicated:

----------------------------------------------------------------------------------------------
                                                     THREE MONTHS ENDED      SIX MONTHS ENDED
STATEMENT OF OPERATIONS DATA:                             MARCH 31,              MARCH 31,
----------------------------------------------------------------------------------------------
                                                     1998       1997           1998      1997
                                                    ------------------       -----------------
Net Sales                                           100.0%      100.0%       100.0%      100.0%
Cost of sales and operating expenses                 85.1        81.3         84.8        84.3
Gross profit                                         14.9        18.7         15.2        15.7
Selling, general and administrative expenses          6.4        11.4          6.8        11.3
Operating income                                      8.5         7.3          8.4         4.4
Interest expense and other                            7.0         3.2          7.1         3.7
Earnings before income taxes and
    extraordinary(loss)                               1.5         4.1          1.3          .7
Income tax benefit (provision)                        (.6)        2.3          (.5)        1.3
Extraordinary (loss) on settlement of debt             --          --         (2.4)         --
Net earnings (loss)                                    .9         6.4         (1.6)        2.0
EBITDA (1)                                           11.8%       11.8%        11.9%        9.0%

 (1) "EBITDA" represents, for any period, operating income before interest expense, income taxes, depreciation and amortization. EBITDA is presented because it is a widely accepted financial indicator of a company's ability to service and/or incur indebtedness. Management believes that presentation of EBITDA is helpful to investors. However, EBITDA should not be considered as an alternative to net income as a measure of the Company's operating results or cash flows as a measure of liquidity. In addition, although the EBITDA measure of performance is not recognized under generally accepted accounting principles, it is widely used by industrial companies as a general measure of a company's operating performance because it assists in comparing performance on a relatively consistent basis across companies without regard to depreciation and amortization, which can vary significantly depending on accounting methods (particularly where acquisitions are involved) or non-operating factors such as historical cost bases. Because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to other similarly titled measures of other companies.

RECENT ACQUISITIONS

Since September 30, 1997, the Company directly or indirectly, through its subsidiaries, has consummated seven acquisitions (the "Recent Acquisitions") for an aggregate purchase price of approximately $158 million. As the Recent Acquisitions were accounted for using the purchase method of accounting, the purchase price was allocated to the acquired assets at their estimated fair value. The purchase price allocation for the Recent Acquisitions is preliminary and is subject to the completion of appraisals and environmental studies. In addition, certain working capital accounts are subject to post-closing adjustments pursuant to the purchase agreements. The Recent Acquisitions were financed in part with proceeds generated in December 1997 from the Credit Facility, the sale of Subordinated Debt and proceeds from the sale of the Company's Common Stock to various accredited investors in connection with the Credit Facility. The acquisitions were also financed in part from the issuance of the Company's preferred and Common Stock to the owners of the acquired facilities.

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

The results of operations for the three and six months ended March 31, 1998 and 1997 have been driven primarily by the Company's acquisition activity.

NET SALES. Net sales for the three and six months ended March 31, 1998, were $69.7 million and $101.1 million, respectively. This is an increase of $56.9 million, or 446.8% and $77.6 million, or 330.2%, respectively, compared to the same periods one year earlier. The increase was primarily related to increased processing capacity resulting from the acquisition of ARC and AIC during the third quarter of 1997 and the acquisition of Brenner, United, Jacobson, Central and Grossman on December 5, 1997 and Lans on December 8, 1997 and increases in the average selling price of ferrous and non-ferrous material. Total tons processed of ferrous material for the three and six months ended March 31, 1998 increased by approximately 396.5% to 296,151 tons and 285.3% to 448,626 tons, respectively, as compared to the same periods one year earlier. The increase in total ferrous tons processed was primarily related to new acquisitions as tons processed during the quarter by facilities acquired prior to the second quarter of fiscal 1997 were almost unchanged. Total pounds processed of non-ferrous material for the three and six months ended March 31, 1998 increased by approximately 24.6% to 41,804,536 pounds and 43.7% to 55,548,766 pounds, respectively, as compared to the same periods one year earlier. The increase was partially offset by a decline in pounds processed of non-ferrous material during the three and six month periods for facilities acquired prior to the second quarter of fiscal 1997.

The average sales price per ton of prepared ferrous material was $143 for the three and six month periods ended March 31, 1998, an increase of 10.2% and 13.5%, respectively, compared to the same periods one year earlier. The average sales price per pound of prepared non-ferrous material for the three and six month periods ended March 31, 1998 were $0.47 and $0.46, respectively, representing a decrease of 4.1% and 9.8%, respectively, compared to the same periods one year ago. The decrease in the average sales price of prepared non-ferrous material is primarily attributable to decreased demand and changes in material mix. Net sales from brokerage activities for the three and six month periods ended March 31, 1998 were $1.6 million and $2.7 million, respectively, increases of $0.6 million and $1.0 million, respectively, compared to the same periods one year earlier. The increases were primarily related to new acquisitions and increased brokerage volume at facilities acquired prior to the second quarter of fiscal 1997.

GROSS PROFIT. Gross profit for the three and six months ended March 31, 1998 was $10.4 million and $15.4 million, respectively. This is an increase of $8.0 million and $11.7 million, respectively, compared to the same periods one year earlier. The increase in gross profit is principally attributable to new acquisitions and increases in the average selling price of prepared ferrous and non-ferrous material which were partially offset by increases in the average purchase price of unprepared ferrous and non-ferrous material. Gross profit margin for the three months ended March 31, 1998 was 14.9% as a percentage of net sales compared to 18.7% for the same period in 1997. The decrease in gross profit margin is primarily attributable to an increase in the average purchase price of unprepared ferrous and non-ferrous material resulting from the supply of material and material mix compared to the same period one year ago. The decline in gross profit margins for the quarter was also attributable to $0.5 million in nonrecurring repairs and maintenance in anticipation of increasing material throughput to fully utilize existing capacity and to process additional materials from the Company's anticipated future acquisitions. Gross profit margin as a percentage of sales was 15.2% for the six month period ended March 31, 1998, relatively unchanged as compared to the same periods in 1997.

SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general, and administrative (SG&A) expenses for the three months ended March 31, 1998 increased to $4.5 million compared to $1.5 million in the same period in 1997, an increase of $3.0 million or 207%. SG&A for the six month period ended March 31, 1998, increased to $6.9 million from $2.7 million in the same period in 1997, an increase of 159%. The increase for the three and six month periods of 1998 was primarily the result of the new acquisitions and staffing and other related administrative expenses in anticipation of planned growth. As a percent of net sales, SG&A declined to 6.4% and 6.8% for the three and six months ended March 31, 1998 from 11.4% and 11.3% during the same periods in 1997. As a result of continued emphasis on productivity improvements, the Company has managed to achieve increases in net sales while achieving significant decreases in support costs as a percentage of sales.

OPERATING INCOME. Operating income for the three month period ended March 31, 1998 increased to $5.9 million from $0.9 million in the same period in 1997, an increase of $5.0 million or 538%. Operating income for the six months ended March 31, 1998 increased to $8.5 million from $1.0 million in the same period in 1997, an increase of $7.5 million or 725.6%. The increase was principally a result of the new acquisitions and increases in the average selling price of ferrous and non-ferrous material and continued emphasis on productivity improvements. Management is continuously monitoring the operations of the facilities and has implemented certain cost cutting strategies in an attempt to improve operating income without reducing net sales.

INTEREST EXPENSE. Interest expense increased for the three months ended March 31, 1998 to $4.9 million from $0.4 million in the same period in 1997, an increase of $4.5 million. Interest expense for the six months ended March 31, 1998 increased to $7.0 million from $0.9 million in the same period in 1997, an increase of $6.1 million. The increases were primarily related to increases in long-term debt to finance the acquisition of ARC and AIC in the third quarter of fiscal 1997, and Brenner, United, Jacobson, Central, Grossman and Lans in the first quarter of fiscal 1998 and the amortization of transaction costs associated with the Credit Facility and Subordinated Debt.

MISCELLANEOUS. Miscellaneous expense for both the three and six months ended March 31, 1998 includes $0.1 million and $0.2 million, respectively, of expense for minority interest in the earnings of a metals recycling facility.

EARNINGS BEFORE EXTRAORDINARY (LOSS). Earnings before extraordinary (loss) for the six months ended March 31, 1998 were $0.8 million compared to $0.5 million for the six months ended March 31, 1997. During the first quarter of 1998, the Company recorded a $2.4 million extraordinary loss net of a tax benefit from early extinguishment of debt. The income tax benefit of $1.3 million was recorded as an increase in the deferred tax asset. As a result of the foregoing, the Company's net loss during the six months ended March 31, 1998 was $(1.6) million.

INCOME TAX EXPENSE. The effective tax rate for the quarter was 40% resulting in a provision for income taxes of $0.4 million compared to a $0.3 million income tax benefit for the same period one year earlier. The benefit for the quarter ending March 31, 1997 resulted from the realization of net operating loss carry forwards. Income tax expense before the extraordinary item was $0.5 million on earnings of $1.3 million for an effective tax rate of 38% for the six months ended March 31, 1998. Management has determined that the realization of the deferred tax asset of $2.2 million at March 31, 1998 is more likely than not, as a result of the anticipated future taxable income generated by the acquisitions.

The Company does not believe its businesses have been adversely affected by general inflation.

LIQUIDITY AND CAPITAL RESOURCES

--------------------------------------------------------------------------------
                                         MARCH 31, 1998      September 30, 1997
--------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)

Current ratio                                 3.22:1              2.01:1
Working Capital                          $      38.9         $       7.6
--------------------------------------------------------------------------------

The increased liquidity at March 31, 1998 compared to September 30, 1997 is primarily attributable to increases in accounts receivable and inventory from acquisitions, financed with long-term debt proceeds as discussed below.

The Company invested $2.8 million in property and equipment, not including property and equipment acquired in business acquisitions, during the six months ended March 31, 1998 for expansion of the Company's ferrous and non-ferrous processing capacity and general modernization and efficiency upgrades. Planned capital expenditures for the remainder of fiscal 1998 for the Company's existing facilities are estimated to be $3.0 million. Included in this amount are capital expenditures for the Company's shredders and materials handling equipment designed to increase capacity and improve operating efficiencies. Management anticipates the capital expenditures will be paid with long-term debt financing.

In December 1997, the Company and all of its operating subsidiaries entered into a $150 million Senior Credit Facility ("Credit Facility") with General Electric Capital Corporation and BankBoston, N.A. as agents for the lenders. The Credit Facility is comprised of a $45 million revolving credit facility, a $40 million term loan due December 5, 2003, with interest and principal payable quarterly, a $40 million term loan due on the earlier of December 5, 2005 or six months prior to the maturity of the Subordinated Notes discussed below with interest and principal payable quarterly, and a $25 million acquisition line of credit due December 5, 2003, with interest and principal payable quarterly. The notes bear interest at either (i) the higher of (a) prime plus .75% or (b) the Federal Funds rate plus 50 basis points per annum plus .75%, or (ii) at the option of the Company upon certain conditions, the LIBOR rate plus 2.25%. The proceeds from the Credit Facility are secured by substantially all of the Company's assets and are to be used for acquisitions, repayment of existing indebtedness and general corporate purposes. At March 31, 1998, approximately $9.6 million was outstanding under the $45.0 million revolving credit facility and the Company was in compliance with all covenants under the Credit Facility.

In December 1997, the Company issued $60 million in Senior Subordinated Notes (the "Subordinated Debt"), the proceeds of which were used for acquisitions, repayment of existing indebtedness and general corporate purposes. The Subordinated Debt is guaranteed by all of the Company's operating subsidiaries. The Subordinated Debt bears interest at 13% and matures in December 2005.

The Company issued warrants to acquire up to 1,266,000 shares of Common Stock in connection with the issuance of the Subordinated Debt. The exercise price of the warrants is $0.01 per share. Additionally, warrants were issued to acquire 200,000 shares of Common Stock with an exercise price of $2.50 per share as part of entering into the Credit Facility. For accounting purposes the fair value of the warrants have been recorded as paid-in-capital and as a discount to the respective debt which is amortized as interest expense over the life of the debt.

In connection with the Credit Facility and the issuance of the Subordinated Debt, the Company sold 1,666,666 shares of its Common Stock for an aggregate of $10 million to various accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended. The $10 million in proceeds were used for acquisitions, repayment of existing indebtedness and general corporate purposes.

On December 5, 1997, long-term debt of $32.1 million was repaid in advance of scheduled maturity with proceeds in part from the Credit Facility and the issuance of the Subordinated Debt and Common Stock as discussed above. As a result of the early extinguishment of debt, the Company recognized $3.7 million in loan fees expense which includes a prepayment penalty of $2.5 million and $1.2 million of prepaid loan fees both of which were charged to expense as an extraordinary item, net of a tax benefit of $1.3 million.

During the six months ended March 31, 1998, the Company received $1.8 million in proceeds from the exercise of warrants and options into the Company's Common Stock.

In March 1998 the Company commenced an exchange offer in which it offered to exchange 0.2517291 shares of its Common Stock for each of its 2,641,827 outstanding Series G and Series J Common Stock purchase warrants. The holders of 2,611,827 of such warrants were entitled to purchase one share of Common Stock for $5.52 per share for each warrant held and the holders of 30,000 of such warrants were entitled to purchase one share of Common Stock for $4.00 per share for each warrant held. The exchange offer was designed to reduce the overhang to the market for the Common Stock. Following the completion of the exchange offer on April 12, 1998, there were 403,666 warrants outstanding exercisable at $5.52 per share and 30,000 warrants outstanding exercisable at $4.00 per share. All of such warrants expire on December 27, 1999.

Management intends to continue seeking opportunities for expansion in the metals recycling business and believes that the Company's liquidity, capital resources and borrowing capabilities are adequate for its current operations. The Company may, however, need to raise additional capital to fund the acquisition and integration of additional metals recycling businesses, which is an integral component of the Company's strategy. The Company may raise such funds through warrant exercises, bank financing, or public or private offerings of its securities. There can be no assurance that the Company will be able to secure such additional financing. If the Company is not successful in securing such financing, the Company's ability to purse its acquisition strategy may be impaired and the results of operations for future periods may be adversely affected.

YEAR 2000 COMPLIANCE

The Company recognizes the need to ensure its operations will not be adversely impacted by Year 2000 software failures. Software failures due to processing errors potentially arising from calculations using the Year 2000 date are a known risk. The Company is addressing this risk to the availability and integrity of financial systems and the reliability of operational systems. Based upon a review of its technology and software, the Company has concluded that there are no material issues regarding its Year 2000 compliance that will not be resolved through normal software upgrades and replacements that will be made through 1999. While the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no guarantee that the systems of other companies on which the Company's systems and operations rely will be converted on a timely basis and will not have a material adverse effect on the Company.

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has implemented Financial Accounting Standards ("FAS") No. 128 "Earnings per Share". FAS 128 provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity, similar to fully diluted earnings per share. In loss periods, dilutive common equivalent shares are excluded, as the effect would be anti-dilutive.

The Company is also required to implement FAS No. 130, "Reporting Comprehensive Income" and FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in fiscal 1998. FAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners. Among other disclosures, FAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. FAS No. 131 supercedes FAS No. 14 "Financial Reporting for Segments of a Business Enterprise." FAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. FAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources in assessing performance. FAS Nos. 130 and 131 require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures.
Results of operations, financial position and cash flows, however, will be unaffected by implementation of these standards.

In February 1998, the FASB issued FAS No., 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" which standardizes the disclosure requirements for pensions and other post-retirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. FAS No. 132 is effective for years beginning after December 15, 1997, and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

EVENTS SUBSEQUENT TO MARCH 31, 1998

In April 1998, the Company commenced an offer of up to $250.0 million in unsecured senior notes (the "Senior Notes") pursuant to an exemption from the registration requirements of the Securities Act of 1935, as amended (the "Offering"). Proceeds from the Offering, if completed, will be used to refinance the indebtedness incurred under the Credit Facility and the Subordinated Debt, fund in part pending acquisitions and the remainder used for transaction costs related to the Offering and prepayment premiums with respect to the Subordinated Debt and general corporate purposes. The terms of the Senior Notes, including certain material provisions, have not been determined.

On April 15, 1998, the Company acquired for approximately $8.0 million the remaining 50% interest of United Metal - D. H. Griffin Recyclers L.L.C. ("D.
H. Griffin") located in Smithfield, North Carolina. The purchase price was financed with proceeds from the Company's acquisition line of credit. The initial 50% interest was acquired in December 1997 as part of the Company's acquisition of United Metal Recyclers. The Company will continue the metals recycling operations of D. H. Griffin.

In April 1998, the Company's Chairman and Chief Executive Officer was issued 2,110,000 shares of common stock pursuant to exercising certain options at an average exercise price of $1.48 per share netting proceeds to the Company of $3,123,500.

In April 1998, the Company was notified that the Internal Revenue Service had selected the Company's federal income tax return for the year ended September 30, 1996 for examination. The examination is scheduled to commence in June 1998.

Subject to completion of definitive documentation, the Company intends to purchase seven companies engaged in metals recycling for an aggregate purchase price of approximately $91.1 million. The Company will finance the acquisitions in part with proceeds from the Credit Facility and issuance of the Company's Preferred and Common Stock.

PART II - OTHER INFORMATION


ITEM 1. - LEGAL PROCEEDINGS.

None


ITEM 2 - CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

     During the quarter ended March 31, 1998, the Company issued 101,007 shares of its common stock as a result of the exercise of outstanding common stock purchase warrants, the sale of which has been previously reported by the Company. Aggregate proceeds received by the Company were $104,023. The Warrants were originally sold pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") provided by Section 4(2) of the Securities Act and Regulation D Promulgated thereunder. Based upon representations made to the Company and further investigation by the Company, the Company believes that each purchaser of the warrants was an accredited investor as that term is defined under Rule 501(a) of Regulation D.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


Exhibit
Number          Description
-------         -----------
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

3(i).2          Articles of Amendment to the Amended and Restated Articles of
                Incorporation of Recycling Industries, Inc. - Designation of
                Preferences, Limitations and Relative Rights of the Series F
                61/2% Redeemable Convertible Preferred Stock of Recycling
                Industries, Inc. Incorporated by reference to Exhibit 3(i).2 to the Company's current report on Form 8-K as filed with the Commission on December 22, 1997 and amended on February 11,
                1998 on Form 8-K/A, Commission File No. 0-20179.

3(i).3          Articles of Amendment to the Amended and Restated Articles of
                Incorporation of Recycling Industries, Inc. - Designation of
                Preferences, Limitations and Relative Rights of the Series G
                61/2% Redeemable Convertible Preferred Stock of Recycling
                Industries, Inc. Incorporated by reference to Exhibit 3(i).3 to the Company's current report on Form 8-K as filed with the Commission on December 22, 1997 and amended on February 11,
                1998 on Form 8-K/A, Commission File No. 0-20179.

3(i).4          Articles of Amendment to the Amended and Restated Articles of
                Incorporation of Recycling Industries, Inc. - Designation of
                Preferences, Limitations and Relative Rights of the Series H 6%
                Secured Redeemable Convertible Preferred Stock of Recycling
                Industries, Inc. Incorporated by reference to Exhibit 3(i).4 to the Company's current report on Form 8-K as filed with the Commission on December 22, 1997 and amended on February 11,
                1998 on Form 8-K/A, Commission File No. 0-20179.

3(i).5          Articles of Amendment to the Amended and Restated Articles of
                Incorporation of Recycling Industries, Inc. - Designation of
                Preferences, Limitations and Relative Rights of the Series I 8%
                Redeemable Convertible Preferred Stock of Recycling Industries,
                Inc. Incorporated by reference to Exhibit 3(i).5 to the Company's current report on Form 8-K as filed with the Commission on December 22, 1997 and amended on February 11,
                1998 on Form 8-K/A, Commission File No. 0-20179.

3.1 Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Registration
                Statement on Form S-1, filed May 3, 1996, as amended,
                Commission File No. 333-457

3.2 Amended Bylaws of Recycling Industries, Inc., incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Commission File
                No. 0-20179.

27              Financial Data Schedule*


*           Filed Herewith

REPORTS ON FORM 8-K


1. Current report of Form 8-K/A dated February 11, 1998, reporting the acquisitions of substantially all of the assets of Brenner, United, Jacobson, Central and Grossman on December 5, 1997 and Lans on December 8, 1997. The 8-K/A includes the audited financial statements of Brenner, United and Jacobson for the years ended December 31, 1994, 1995 and 1996, the audited financial statements of Central for the years ended December 31, 1995, 1996 and the eleven months ended November 30, 1997, and the audited financial statements of Lans for the years ended June 30, 1995, 1996 and 1997.

                                     SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                               Recycling Industries, Inc.


Date:  May 15, 1998       By   /s/ Thomas J. Wiens
                               ---------------------------------------------
                               Thomas J. Wiens, Chairman & Chief
                               Executive Officer



Date:  May 15, 1998       By:  /s/ Brian L. Klemsz
                               ---------------------------------------------
                               Brian L. Klemsz, Principal Financial Officer