Form 10-Q
period 1998-06-30
RECYCLING INDUSTRIES INC
filed 1998-08-14
CIK 769879

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

    X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
   ---               OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1998

   ---         TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 0-20179

                           RECYCLING INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)


              COLORADO                                      84-1103445
----------------------------------------          ------------------------------
  (State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification Number)


     9780 S. MERIDIAN BLVD, SUITE 180
              ENGLEWOOD, COLORADO                                      80112
-----------------------------------------------                  ---------------
(Mailing Address of Principal Executive Offices)                     (Zip Code)

         Registrant's Telephone Number, Including Area Code:  (303) 790-7372

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

                                                            Yes   X     No
                                                                -----      -----

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the close of the period covered by this Report.


        CLASS                                NUMBER OF SHARES OUTSTANDING AS OF:
--------------------------------                       July 31, 1998
Common Stock, $.001 Par Value                          -------------
                                                         22,641,438

                                  TABLE OF CONTENTS



PART I -- FINANCIAL INFORMATION                                            PAGE


ITEM 1.   FINANCIAL STATEMENTS*

     Consolidated Balance Sheets - June 30, 1998
        And September 30, 1997                                             1-2

     Consolidated Statements of Operations for the
        Three and Nine Months Ended June 30, 1998 and 1997                 3-4

     Consolidated Statements of Stockholders' Equity
        For the Nine Months Ended June 30, 1998                             5

     Consolidated Statements of Cash Flows for the Nine Months
        Ended June 30, 1998 and 1997                                        6

     Notes to the Consolidated Financial Statements                        7-16


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                              17-24


PART II -- OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS                                            25

     ITEM 2.   CHANGES IN SECURITIES                                       25-26

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                            27-28

     SIGNATURES                                                             29


---------------------
*The accompanying interim financial statements have not been audited by an independent certified public accountant. Only those statements corresponding to a fiscal year-end (September 30) are audited.

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                         JUNE 30, 1998 AND SEPTEMBER 30, 1997
                                (THOUSANDS OF DOLLARS)

                                        ASSETS

                                              JUNE 30, 1998   SEPTEMBER 30, 1997
                                              -------------   ------------------
CURRENT ASSETS:
  Cash                                           $  2,232          $   746
  Accounts receivable, net                         37,422            8,820
  Inventories                                      23,575            4,183
  Deferred income taxes                                 -              810
  Prepaid expenses and other                        2,698              445
                                                 --------          -------
    Total Current Assets                           65,927           15,004
                                                 --------          -------

PROPERTY, PLANT AND EQUIPMENT, NET                174,645           33,227
                                                 --------          -------

OTHER ASSETS:
  Notes receivable, related party                   1,525               85
  Deferred income taxes                                 -              585
  Goodwill, net of amortization                    66,613            2,749
  Other assets, net of amortization                15,106            3,429
                                                 --------          -------
    Total Other Assets                             83,244            6,848
                                                 --------          -------

TOTAL ASSETS                                     $323,816          $55,079
                                                 --------          -------
                                                 --------          -------

        See Accompanying Notes to the Consolidated Financial Statements

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                         JUNE 30, 1998 AND SEPTEMBER 30, 1997
                                (THOUSANDS OF DOLLARS)

                         LIABILITIES AND STOCKHOLDERS' EQUITY

                                              JUNE 30, 1998   SEPTEMBER 30, 1997
                                              -------------   ------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt           $  3,277          $  3,300
  Accounts payable                                  9,779             2,661
  Accounts payable - related parties                    -               438
  Other current liabilities                         4,584             1,049
                                                 --------          --------

    Total  Current Liabilities                     17,640             7,448
                                                 --------          --------

LONG-TERM LIABILITIES:
  Long-term debt, less current maturities         218,053            29,456
  Deferred tax liability                              816                 -
  Other long-term liabilities                      10,197                 -
                                                 --------          --------
    Total long-term liabilities                   229,066            29,456
                                                 --------          --------

    Total Liabilities                             246,706            36,904
                                                 --------          --------

COMMITMENTS AND CONTINGENT LIABILITIES
  Redeemable common stock, $.001 par value,
   363,636 shares issued and outstanding            1,500             1,500
                                                 --------          --------

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value, 10,000,000
   shares authorized, 34,995 and 10,000 shares
   issued and outstanding                           9,752               500
  Common Stock ($.001 par value), 50,000,000
   shares authorized, 22,634,938 and
   14,149,780 shares issued and outstanding            22                14
  Additional paid-in capital                       78,119            26,846
  Accumulated deficit                             (12,283)          (10,685)
                                                 --------          --------

    Total Stockholders' Equity                     75,610            16,675
                                                 --------          --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $323,816          $ 55,079
                                                 --------          --------
                                                 --------          --------

        See Accompanying Notes to the Consolidated Financial Statements

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                      THREE MONTHS ENDED JUNE 30, 1998 AND 1997
                   (THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                     JUNE 30, 1998  JUNE 30, 1997
                                                     -------------  -------------
Net sales                                                $73,742       $17,056
Cost of sales and operating expenses                      62,740        14,634
                                                      ----------    ----------
Gross profit                                              11,002         2,422
Selling, general and administrative expenses               5,088         1,305
                                                      ----------    ----------
Operating income                                           5,914         1,117
                                                      ----------    ----------

Other income (expense):
  Interest expense                                        (5,926)         (645)
  Miscellaneous                                               48            23
                                                      ----------    ----------
  Total other income (expense)                            (5,878)         (622)
                                                      ----------    ----------

Earnings before income taxes                                  36           495
Benefit (provision) for income taxes                         (14)          300
                                                      ----------    ----------

Net earnings                                                  22           795
Preferred stock dividends                                     10            72
                                                      ----------    ----------

Net earnings available to common shareholders            $    12       $   723
                                                      ----------    ----------
                                                      ----------    ----------
Earnings per share:

  Basic earnings per common share                        $  0.00       $  0.05
                                                      ----------    ----------
                                                      ----------    ----------

  Weighted average common shares outstanding          20,883,000    13,903,000
                                                      ----------    ----------
                                                      ----------    ----------

  Diluted earnings per common share                      $  0.00       $  0.04
                                                      ----------    ----------
                                                      ----------    ----------

  Weighted average diluted common shares outstanding  31,489,000    16,220,000
                                                      ----------    ----------
                                                      ----------    ----------

        See Accompanying Notes to the Consolidated Financial Statements

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                       NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                   (THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                       JUNE 30, 1998 JUNE 30, 1997
                                                       ------------- -------------
Net sales                                                 $174,859       $40,558
Cost of sales and operating expenses                       148,493        34,447
                                                        ----------    ----------
Gross profit                                                26,366         6,111
Selling, general and administrative expenses                11,981         3,968
                                                        ----------    ----------
Operating income                                            14,385         2,143
                                                        ----------    ----------

Other income (expense):
  Interest expense                                         (12,959)       (1,534)
  Miscellaneous                                               (103)           57
                                                        ----------    ----------
  Total other income (expense)                             (13,062)       (1,477)
                                                        ----------    ----------

Earnings before income taxes and extraordinary loss          1,323           666
Benefit (provision) for income taxes                          (507)          595
                                                        ----------    ----------
Earnings before extraordinary loss                             816         1,261
Extraordinary (loss) on early extinguishment of debt,
 net of tax                                                 (2,414)            -
                                                        ----------    ----------
Net earnings (loss)                                         (1,598)        1,261
Preferred stock dividends                                      369           353
                                                        ----------    ----------
Net earnings (loss) available to common shareholders      $ (1,967)      $   908
                                                        ----------    ----------
                                                        ----------    ----------
Earnings (loss) per share:
  Basic earnings (loss) per share:
    Before extraordinary item                             $   0.02      $   0.07
    Extraordinary item                                       (0.13)            -
                                                        ----------    ----------
      Basic earnings (loss) per common share              $  (0.11)     $   0.07
                                                        ----------    ----------
                                                        ----------    ----------
    Weighted average common shares outstanding          18,115,000    13,859,000
                                                        ----------    ----------
                                                        ----------    ----------
  Diluted earnings (loss) per common share:
    Before extraordinary item                             $   0.02      $   0.06
    Extraordinary item                                       (0.09)            -
                                                        ----------     ---------
      Diluted earnings (loss) per common share            $  (0.07)     $   0.06
                                                        ----------    ----------
                                                        ----------    ----------
    Weighted average diluted common shares outstanding  27,238,000    14,521,000
                                                        ----------    ----------
                                                        ----------    ----------

        See Accompanying Notes to the Consolidated Financial Statements

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                           NINE MONTHS ENDED JUNE 30, 1998
                      (THOUSANDS OF DOLLARS EXCEPT SHARE AMOUNTS)

                                                                            ADDITIONAL
                                PREFERRED STOCK          COMMON STOCK         PAID-IN   ACCUMULATED
                               SHARES     AMOUNT        SHARES     AMOUNT     CAPITAL    (DEFICIT)    TOTAL
                               ------    --------     ----------  --------    -------    ---------    ------
Balances, September 30,1997    10,000    $    500     14,149,780     $  14    $26,846    $(10,685)   $16,675

Preferred stock issued for
 acquisitions                  67,073      23,007              -         -          -           -     23,007

Preferred stock converted
 to common stock, net of
 issuance costs               (42,078)    (13,755)       926,659         1     13,654           -       (100)

Common stock issued for
 acquisitions, net of
 issuance costs                     -           -      1,484,983         2     14,328           -     14,330

Common stock issued for
 cash, net of issuance
 costs                              -           -      1,666,666         2      9,724           -      9,726

Common stock issued on
 exercise of options and
 warrants, net of issuance
 costs                              -           -      4,406,850         3      4,929           -      4,932

Issuance of warrants in
 connection with debt
 financing                          -           -              -         -      9,007           -      9,007

Preferred stock dividends           -           -              -         -       (369)          -       (369)

Net (loss)                          -           -              -         -          -      (1,598)    (1,598)
                               ------    --------     ----------     -----    -------    --------    -------

Balances, June 30, 1998        34,995    $  9,752     22,634,938     $  22    $78,119    $(12,283)   $75,610
                               ------    --------     ----------     -----    -------    --------    -------
                               ------    --------     ----------     -----    -------    --------    -------

        See Accompanying Notes to the Consolidated Financial Statements

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                       NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                (THOUSANDS OF DOLLARS)

                                                  JUNE 30, 1998   JUNE 30, 1997
                                                  -------------   -------------
OPERATING ACTIVITIES:
Net earnings (loss)                                $  (1,598)       $  1,261
Adjustments to reconcile net earnings
 (loss) to net cash used in
 operating activities:
  Depreciation and amortization                        6,055           1,777
  Prepaid loan fees                                    1,212               -
  Non-operating activities                             2,532               -
  Deferred income taxes                                 (789)           (595)
Changes in assets and liabilities, net of the
 effect of business acquisitions:
  Accounts receivable                                 (5,186)         (3,082)
  Inventories                                         (7,301)         (1,357)
  Prepaid expenses and other                          (2,510)            (10)
  Accounts payable                                     3,869             417
  Current liabilities, excluding debt                  1,277              (4)
                                                    --------        --------
Net cash used in operating activities                 (2,439)         (1,593)
                                                    --------        --------

INVESTING ACTIVITIES:
  Capital expenditures, net                           (4,467)         (2,313)
  Note receivable, related party                      (1,440)              -
  Other assets                                        (6,480)         (1,649)
  Acquisitions, net of equity issued                (184,690)        (11,200)
  Cash acquired in acquisitions                        3,083               -
                                                    --------        --------
Net cash used in investing activities               (193,994)        (15,162)
                                                    --------        --------

FINANCING ACTIVITIES:
  Proceeds from borrowings                           230,329          23,560
  Principal payments on borrowings                   (35,408)         (7,339)
  Other long-term liabilities                          1,619               -
  Prepayment penalty on debt                          (2,532)              -
  Loan fees paid                                     (10,717)              -
  Dividends paid                                         (30)           (353)
  Net proceeds from issuance of stock                 14,658           1,025
  Redemption of preferred stock                            -          (1,000)
  Common stock repurchased                                 -            (119)
                                                    --------        --------
Net cash provided by financing activities            197,919          15,774
                                                    --------        --------
  Increase (decrease) in cash                          1,486            (981)
  Cash, beginning of period                              746           1,450
                                                    --------        --------
  Cash, end of period                               $  2,232        $    469
                                                    --------        --------
                                                    --------        --------

        See Accompanying Notes to the Consolidated Financial Statements

                     RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                   NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

GENERAL INFORMATION:

I.

The consolidated financial statements included herein have been prepared by the Company without audit except the September 30, 1997 balance sheet, which was audited. The statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods shown. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest report on Form 10-K/A, dated September 30, 1997.

II.

The results of operations for the three and nine months ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

III.

Inventories as of June 30, 1998 and September 30, 1997, consisted of the following:

--------------------------------------------------------------------------------
                                           JUNE 30, 1998   SEPTEMBER 30, 1997
--------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS)
Raw Materials                                $  14,491          $  2,590
Finished Goods                                   9,027             1,330
Other                                               57               263
--------------------------------------------------------------------------------
       Total                                 $  23,575          $  4,183
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

IV.  RECENT ACQUISITIONS

The following acquisitions were accounted for using the purchase method of accounting. The results of operations of the businesses acquired have been included in the Company's consolidated financial statements since the date of acquisition.

The purchase price allocations for the May 1998 and December 1997 acquisitions are preliminary and subject to the completion of appraisals and environmental studies. In addition, certain working capital accounts are subject to post-closing adjustments pursuant to the purchase agreements.

MCKINNEY SMELTING, INC.

On May 29, 1998, a wholly-owned subsidiary of the Company completed the acquisition of substantially all of the assets of McKinney Smelting, Inc. ("McKinney"), with operations in the McKinney, Texas area. The assets acquired from McKinney consist of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The total purchase price for McKinney was $2.9 million in cash.

FEREX CORPORATION

On May 28, 1998, the Company acquired all of the capital stock of Ferex Corporation ("Ferex"), headquartered in Tyler, Texas. Ferex is a metals recycler and auto crusher with operations in Arkansas, Oklahoma and Texas. Ferex operates 16 facilities, a scrap brokering business, six mobile auto crushing units that operate in a six state geographic region, one non-ferrous shredder and one non-ferrous wire chopper operation. The total aggregate purchase price for Ferex was $46.3 million, comprised of $28.9 million in cash, 556,944 shares of the Company's common stock, $0.001 par value per share ("Common Stock"), having a stated value of $6.125 per share or $3.4 million on May 28, 1998 and $14.0 million of assumed liabilities.

PEANUT CITY IRON & METAL CO., INC.

On May 28, 1998, a wholly-owned subsidiary of the Company acquired substantially all of the scrap metals recycling assets and business of Peanut City Iron & Metal Co., Inc. ("Peanut City"), a privately held metals recycler with operations in the Suffolk, Virginia area. The assets acquired from Peanut City consist of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The Company also purchased from Peanut City approximately three acres of real property, buildings and improvements used in the metals recycling business. The total purchase price for Peanut City was $3.4 million, comprised of $2.9 million in cash and 1,005 shares of the Company's Series J Redeemable Convertible Preferred Stock having a stated value of $0.5 million, or $500 per share.

REPUBLIC ALLOYS, INC.

On May 22, 1998, a wholly-owned subsidiary of the Company acquired substantially all of the scrap metals recycling assets and business of Republic Alloys, Inc. ("Republic"), a privately held metals recycler and crane operator with operations in the Charlotte, North Carolina area. The assets acquired from Republic consist of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The Company also purchased approximately 13.5 acres of real property, buildings and improvements used in the metals recycling business. The total purchase price for Republic was $12.9 million, comprised of $10.2 million in cash, 5,080 shares of the Company's Series K Redeemable Convertible Preferred Stock having a stated value of $2.5 million, or $500 per share, and 30,000 shares of the Company's Common Stock, $.001 par value per share, having a stated value of $0.2 million, or $5.62 per share.

PRO RECYCLING, L.L.C.

On May 22, 1998, a wholly-owned subsidiary of the Company acquired substantially all of the scrap metals recycling assets and business of Pro Recycling, L.L.C. ("Pro Recycling"), a privately-held metals recycler with operations in the Milwaukee, Wisconsin area. The assets acquired from Pro Recycling consist primarily of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. Also as part of the transaction the Company also purchased from Lewinsky Iron and Metal and AA Investment three separate parcels of real property, buildings and improvements used in the metals recycling business of Pro Recycling. The total purchase price for Pro Recycling was $3.0 million, comprised of $2.5 million of cash and 1,030 shares of the Company's Series M Redeemable Convertible Preferred Stock valued at $0.5 million, or $500 per share.

C&J CRUSHING, INC.

On May 21, 1998, a wholly-owned subsidiary of the Company acquired substantially all of the scrap metals recycling assets and business of C&J Crushing, Inc. ("C&J Crushing"), a privately held metals recycler with operations in the Landis, North Carolina area. The assets acquired from C&J Crushing consist primarily of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The Company also purchased from C&J Crushing approximately 3.5 acres of real property, buildings and improvements used in the metals recycling business. The total purchase price for C&J Crushing was $1.5 million, comprised of $1.2 million of cash and 580 shares of the Company's Series L Redeemable Convertible Preferred Stock valued at $0.3 million, or $500 per share.

WM. LANS  SONS' CO., INC.

On December 8, 1997, the Company acquired from Bertram Lans, Bruce Lans and Scott Lans all of the issued and outstanding capital stock of Wm. Lans Sons' Co., Inc. ("Lans"), a privately held metals recycler with operations in the South Beloit, Illinois, area. The assets owned by Lans consist of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The Company also purchased from an affiliate of Lans certain real property, buildings and leasehold improvements used in the metals recycling business. The total adjusted purchase price for Lans was $25.2 million, comprised of $22.0 million of cash and 9,072 shares of the Company's Series I 8% Redeemable Convertible Preferred Stock (the "Series I Preferred") having a stated value of $3.2 million.

Effective April 1, 1998, the Company and the holders of its Series I Preferred (the "Series I Holders") agreed to convert 5,772 shares of Series I Preferred plus accrued dividends through March 31, 1998 into 169,905 shares of Common Stock. In addition, the Series I Holders agreed to amend the terms of the Series I Preferred to eliminate all dividends thereon effective April 1, 1998.

If on December 8, 1999, the aggregate value of the shares of Common Stock issued upon conversion of the Series I Preferred is less than $2,549,000, the Company will issue to the Series I Holders additional shares of Common Stock at the then market price such that the Series I Holders will hold shares of Common Stock having an aggregate value of $2,549,000.

BRENNER COMPANIES, INC.

On December 5, 1997, a wholly-owned subsidiary of the Company acquired substantially all of the scrap metals recycling assets and business of Brenner Companies, Inc. ("Brenner"), a privately held metals recycler with operations in the Winston-Salem, North Carolina area. The assets acquired from Brenner consist of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The Company also purchased from Brenner certain real property, buildings and leasehold improvements used in the metals recycling business. The total purchase price for the Brenner assets was $23.8 million, comprised of $15.7 million of cash, 14,000 shares of the Company's Series F 6.5% Redeemable Convertible Preferred Stock (the "Series F Preferred") having a stated value of $3.5 million, 14,000 shares of the Company's Series G 6.5% Redeemable Convertible Preferred Stock (the "Series G Preferred") having a stated value of $3.5 million and the assumption of $1.1 million of Brenner's deferred compensation liabilities.

Effective April 1, 1998, the Company and the holders of its Series F Preferred (the "Series F Holders") agreed to convert 11,000 shares of Series F Preferred plus accrued dividends through March 31, 1998 into 189,834 shares of Common Stock. In addition, the Series F Holders agreed to amend the terms of the Series F Preferred to eliminate all dividends thereon effective April 1, 1998.

If, on December 5, 2000, the aggregate value of the shares of Common Stock issued upon conversion of the Series F Preferred is less than $3,417,012, the Company will issue to the Series F Holders additional shares of Common Stock at the then market price such that the Series F Holders will hold shares of Common Stock having an aggregate value of $3,417,012.

Effective April 1, 1998, the Company and the holders of its Series G Preferred (the "Series G Holders") agreed to convert all outstanding shares of Series G Preferred plus accrued dividends through March 31, 1998 into 234,465 shares of Common Stock.

If on December 5, 2000, the aggregate value of the shares of Common Stock issued upon conversion of the Series G Preferred is less than $4,220,370, the Company will issue to the Series G Holders additional shares of Common Stock at the then market price such that the Series G Holders will hold shares of Common Stock having an aggregate value of $4,220,370.

GROSSMAN BROTHERS COMPANY AND MILWAUKEE METAL BRIQUETTING CO., INC.

On December 5, 1997, a wholly owned subsidiary of the Company acquired substantially all of the scrap metals recycling assets and business of Grossman Brothers Company, Inc. and Milwaukee Metal Briquetting Co., Inc. (collectively "Grossman"). Grossman was a privately held metals recycler with operations in the Milwaukee, Wisconsin area. The assets acquired from Grossman consisted of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The Company is leasing, pursuant to a capital lease with an option to purchase, the real property, buildings and leasehold improvements used in the metals recycling business acquired from Grossman. The total purchase price for Grossman was $7.4 million, comprised of $3.7 million of cash, a capital lease with a present value of $2.7 million, 98,000 shares of Common Stock valued at $0.7 million which will be held in escrow during the lease term, and the assumption of $0.3 million of Grossman's liabilities.

CENTRAL METALS COMPANY, INC.

On December 5, 1997, a wholly owned subsidiary of the Company acquired substantially all of the scrap metals recycling assets and business of Central Metals Company, Inc. ("Central"), a privately held metals recycler with operations in the Atlanta, Georgia area. The assets acquired from Central consist of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The real property and buildings owned and used by Central in the metals recycling business have been placed into escrow and are being leased by the Company until Central can provide clear title to these assets, at which time the Company will complete the purchase of the real property and buildings. The Company is leasing certain equipment used in the metals recycling business from an affiliate of Central. The total purchase price for Central was $31.0 million, comprised of $20.7 million of cash and 800,000 shares of Common Stock, having an agreed value of $12.50 per share or $10 million. The Company also assumed $0.3 million of Central's liabilities.

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

Effective April 1, 1998, the Company and the holders of its Series H Preferred (the "Series H Holders") agreed to convert 10,379 shares of Series H Preferred plus accrued dividends through March 31, 1998 into 344,683 shares of Common Stock. In addition, the Series H Holders agreed to amend the terms of the Series H Preferred to eliminate all dividends thereon effective April 1, 1998.

If on December 5, 2000, the aggregate value of the shares of Common Stock issued upon conversion of the Series H Preferred is less than $6,287,916, the Company will issue to the Series H Holders additional shares of Common Stock at the then market price such that the Series H Holders will hold shares of Common Stock having an aggregate value of $6,287,916

UNITED METAL - D. H. GRIFFIN RECYCLERS L.L.C.

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

On May 29, 1998, and December 5, 1997, in connection with the acquisitions referred to above, the Company issued $50 million and $60 million, respectively, in Senior Subordinated Notes (the "Subordinated Debt"), the proceeds of which were used in part for acquisitions. The Subordinated Debt is guaranteed by all of the Company's operating subsidiaries. The Subordinated Debt bears interest at 13% and matures in December 2005.

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

The following summarized unaudited pro forma results of operations assumes that the acquisitions of McKinney, Ferex, Peanut City, Republic, Pro Recycling, C&J Crushing, Lans, Brenner, Grossman, Central, Jacobson, United, and, D.H. Griffin had occurred at the beginning of each period presented.

--------------------------------------------------------------------------------
NINE MONTHS ENDED JUNE 30,                                  1998          1997
--------------------------------------------------------------------------------
(THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
Net sales                                                 $261,000      $211,809
Depreciation and amortization                                9,224         7,109
Operating income                                            23,563        18,867
Earnings before income taxes and extraordinary loss          3,875         6,589
Provision for income taxes                                   1,763         3,030
Extraordinary (loss) on early extinguishment of debt,
 net of tax                                                 (2,414)       (2,414)
Net earnings (loss)                                           (302)        1,145
Preferred stock dividends                                      566         1,177

Net loss available to common shareholders                 $   (868)         $(32)
                                                        ----------    ----------
                                                        ----------    ----------
Basic earnings (loss) per common share:
 Earnings before extraordinary item                       $   0.07      $   0.14
 Extraordinary item                                          (0.11)        (0.14)
                                                        ----------    ----------
 Basic earnings (loss) per common share                   $  (0.04)     $   0.00
                                                        ----------    ----------
                                                        ----------    ----------

Weighted average number of common shares outstanding    21,267,000    17,011,000
                                                        ----------    ----------
                                                        ----------    ----------

Diluted earnings (loss) per common share (2):
 Earnings before extraordinary item                       $   0.05      $   0.09
 Extraordinary item                                          (0.08)        (0.09)
                                                        ----------    ----------
 Diluted earnings (loss) per common share                 $  (0.03)     $   0.00
                                                        ----------    ----------
                                                        ----------    ----------
Weighted average number of common shares outstanding    31,424,000    25,502,000
                                                        ----------    ----------
                                                        ----------    ----------
EBITDA (1)                                                $ 32,787      $ 25,976
                                                        ----------    ----------
                                                        ----------    ----------
--------------------------------------------------------------------------------

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

(2) Potentially dilutive issues not included in the computation of pro forma diluted earnings per common share:

    For the nine months ended June 30, 1998, warrants and options to acquire 439,937 shares of common stock, at exercise prices of $6.25 to $75.00 per share, were not included in the computation of diluted EPS because the warrants' and options' exercise prices were greater than the average market price of the common shares. Preferred shares convertible into 2,125,319 common shares, at various conversion rates, were not included in the computation of diluted EPS as the effect would be anti-dilutive.

For the nine months ended June 30, 1997, warrants and options to acquire 5,169,898 shares of common stock at exercise prices of $1.50 to $75.00 per share were not included in the computation of diluted EPS because the warrants' and options' exercise prices were greater than the average market price of the common shares. Preferred shares convertible into 5,899,237 common shares, at various conversion rates, were not included in the computation of diluted EPS as the effect would be anti-dilutive.

The pro forma data is for informational purposes only and may not necessarily reflect the results of operations of the Company had the acquired businesses operated as part of the Company for the periods ended June 30, 1998 and 1997 nor are they indicative of the results of future operations.

V.   SUPPLEMENTAL DISCLOSURES FOR EARNINGS (LOSS) PER SHARE

                                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                      JUNE 30,                     JUNE 30,
(THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)                1998          1997           1998          1997
------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER COMMON SHARE:
  NUMERATOR
    Earnings before extraordinary (loss)                         $  22         $ 795        $   816        $1,261
    Preferred stock dividends                                      (10)          (72)          (369)         (353)
                                                            ----------    ----------     ----------    ----------
    Earnings before extraordinary (loss) on early
     extinguishment of debt available to common
     shareholders                                                   12           723            447           908
    Extraordinary (loss) on early extinguishment of debt             -             -         (2,414)            -
                                                            ----------    ----------     ----------    ----------
    Net earnings (loss) available to common shareholders         $  12         $ 723        $(1,967)       $  908
                                                            ----------    ----------     ----------    ----------
                                                            ----------    ----------     ----------    ----------
  DENOMINATOR
    Weighted average common shares outstanding              20,883,000    13,903,000     18,115,000    13,859,000
                                                            ----------    ----------     ----------    ----------
                                                            ----------    ----------     ----------    ----------
  PER SHARE AMOUNTS
    Basic earnings before extraordinary (loss) on early
     extinguishment of debt                                      $0.00         $0.05        $  0.02        $ 0.07
    Extraordinary (loss) on early extinguishment of debt             -             -          (0.13)            -
                                                            ----------    ----------     ----------    ----------
    Basic earnings (loss)                                        $0.00         $0.05        $ (0.11)       $ 0.07
                                                            ----------    ----------     ----------    ----------
                                                            ----------    ----------     ----------    ----------
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  NUMERATOR
    Earnings before extraordinary (loss) on early
     extinguishment of debt available to common
     shareholders                                                $  12         $ 723        $   447        $  908
    Effect of dilutive securities:
      Interest on convertible notes                                  -            15              -             -
      Dividends on convertible preferred stock                       -             9              -             -
                                                            ----------    ----------     ----------    ----------
    Earnings before extraordinary (loss) on early
     extinguishment of debt available to common
     shareholders and assumed conversions                           12           747            447           908
    Extraordinary (loss) on early extinguishment of debt             -             -         (2,414)            -
                                                            ----------    ----------     ----------    ----------
    Net earnings (loss) available to common
     shareholders and assumed conversions
     outstanding                                                 $  12         $ 747        $(1,967)       $  908
                                                            ----------    ----------     ----------    ----------
                                                            ----------    ----------     ----------    ----------
  DENOMINATOR
    Weighted average common shares outstanding              20,883,000    13,903,000     18,115,000    13,859,000
    Effect of dilutive securities:
      Options and warrants                                   6,841,000     1,678,000      7,413,000       662,000
      Convertible notes                                              -       327,000              -             -
      Convertible preferred stock outstanding                  950,000       312,000        378,000             -
      Contingent shares - preferred stock                    1,913,000             -        638,000             -
      Contingent shares - common stock                         902,000             -        694,000             -
                                                            ----------    ----------     ----------    ----------
      Weighted average common shares and
       assumed conversions outstanding                      31,489,000    16,220,000     27,238,000    14,521,000
                                                            ----------    ----------     ----------    ----------
                                                            ----------    ----------     ----------    ----------
PER SHARE AMOUNTS
  Diluted earnings before extraordinary (loss) on
   early extinguishment of debt                                  $0.00         $0.05        $  0.02        $ 0.06
  Extraordinary (loss) on early extinguishment of debt               -             -          (0.09)            -
                                                            ----------    ----------     ----------    ----------
  Diluted earnings (loss)                                        $0.00         $0.05        $ (0.07)       $ 0.06
                                                            ----------    ----------     ----------    ----------
                                                            ----------    ----------     ----------    ----------

Potentially dilutive issues not included in the computation of diluted earnings per common share:

For the three and nine months ended June 30, 1998, warrants and options to acquire 439,937 shares of common stock, at exercise prices of $6.25 to $75.00 per share, were not included in the computation of diluted EPS because the warrants' and options' exercise prices were greater than the average market price of the common shares. Preferred shares convertible into 88,005 and 1,068,402 common shares, respectively, for the three and nine months ended June 30, 1998, at various conversion rates, were not included in the computation of diluted EPS as the effect would be anti-dilutive.

For the three and nine months ended June 30, 1997, warrants and options to acquire 5,169,898 shares of common stock at exercise prices of $2.00 to $75.00 per share were not included in the computation of diluted EPS because the warrants' and options' exercise prices were greater than the average market price of the common shares. Preferred shares convertible into 628,319 and 602,316 common shares, respectively, for the three and nine months ended June 30, 1997 were not included in the computation of diluted EPS as the effect would be anti-dilutive. Notes convertible into 153,113 and 160,118 shares, respectively, for the three and nine months ended June 30, 1997 were not included in the computation of diluted EPS as the effect would be anti-dilutive.

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

GENERAL

The largest portion of the Company's operations involves the collection, processing and sale of ferrous scrap, the primary raw material for mini-mill steel producers who utilize Electric Arc Furnace technology. The Company's operations consist of purchasing and processing unprepared scrap and selling processed scrap. Scrap is categorized as either ferrous, containing iron and consisting primarily of steel, or non-ferrous. Ferrous scrap is generated in two forms consisting of prompt industrial scrap and old scrap. Prompt industrial scrap is the material left over from manufacturing processes that use steel, such as automobile and appliance manufacturing. Old scrap includes obsolete or broken goods consisting of automobiles, refrigerators and other consumer and industrial steel goods. The Company purchases unprepared scrap primarily from automobile salvage and wrecking yards, demolition firms, ordinance depots, military bases, public utilities, industrial facilities, metal fabricators, machine shops, railroads, refineries, shipyards and numerous independent scrap collectors. Unprepared scrap is processed for resale by resorting, cleaning, shearing and shredding by a variety of methods according to customer specifications and market demand. The Company sells its processed ferrous scrap to mini-mill steel producers, integrated steel producers, foundries and brokers.

The Company has completed several acquisitions, each of which was financed in part by borrowings and the issuance of common and/or preferred stock. See "Recent Acquisitions." The acquisitions have been accounted for using the purchase method of accounting and the operating results of the entities have been included in the Company's consolidated financial statements since the date of acquisition. Management believes these acquisitions will have a positive impact on the Company's future results of operations and that the historical results of operations of the acquired companies do not reflect the operating efficiencies and improvements that the Company seeks to achieve by integrating the acquired businesses into the Company's operations. The Company plans to integrate certain functions such as administration, finance and information systems which may be duplicated at certain newly acquired companies. If there are downturns in the markets for the Company's products or if the Company is unable to successfully integrate acquired operations and realize operating efficiencies, the Company's operating results will be adversely affected.

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

The following table sets forth selected statement of income data as a percentage of net sales for the periods indicated:

-------------------------------------------------------------------------------------
                                              THREE MONTHS ENDED    NINE MONTHS ENDED
STATEMENT OF OPERATIONS DATA:                      JUNE 30,              JUNE 30,
-------------------------------------------------------------------------------------
                                                1998      1997       1998       1997
                                               ----------------     -----------------
Net Sales                                      100.0%    100.0%     100.0%     100.0%
Cost of sales and operating expenses            85.1      85.8       84.9       84.9
                                               ----------------     -----------------
Gross profit                                    14.9      14.2       15.1       15.1
Selling, general and administrative expenses     6.9       7.6        6.9        9.8
                                               ----------------     -----------------
Operating income                                 8.0       6.6        8.2        5.3
Interest expense and other                       8.0       3.7        7.4        3.7
                                               ----------------     -----------------
Earnings before income taxes and
    extraordinary(loss)                          0.0       2.9        0.8        1.6
Income tax benefit (provision)                   0.0       1.8       (0.3)       1.5
Extraordinary (loss) on settlement of debt        --        --       (1.4)        --
                                               ----------------     -----------------
Net earnings (loss)                              0.0%      4.7%      (0.9)%      3.1%
                                               ----------------     -----------------
                                               ----------------     -----------------
EBITDA (1)                                      11.4%     10.6%      11.6%       9.6%
                                               ----------------     -----------------

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

RECENT ACQUISITIONS

Since September 30, 1997, the Company directly or indirectly, through its subsidiaries, has consummated 13 acquisitions (the "Recent Acquisitions") for an aggregate purchase price of approximately $228 million. As the Recent Acquisitions were accounted for using the purchase method of accounting, the purchase price was allocated to the acquired assets at their estimated fair value. The purchase price allocation for the Recent Acquisitions is preliminary and is subject to the completion of appraisals and environmental studies. In addition, certain working capital accounts are subject to post-closing adjustments pursuant to the purchase agreements. The Recent Acquisitions were financed in part with proceeds generated in May 1998 and December 1997 from the Credit Facility, the sale of Subordinated Debt and proceeds from the sale of the Company's Common Stock to various accredited investors in connection with the Credit Facility. The acquisitions were also financed in part from the issuance of the Company's Preferred and Common Stock to the owners of the acquired facilities.

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

The results of operations for the three and nine months ended June 30, 1998 and 1997 have been driven primarily by the Company's acquisition activity.

NET SALES. Net sales for the three and nine months ended June 30, 1998, were $73.7 million and $174.9 million, respectively. This is an increase of $56.7 million, or 332% and $134.3 million, or 331%, respectively, compared to the same periods one year earlier. The increase was primarily related to increased processing capacity resulting from the acquisition of Addlestone International Corporation's Georgetown, South Carolina facility ("AIC") on June 26, 1997, the acquisition of Lans, Brenner, Grossman, Central, Jacobson, and United, in December 1997, and the acquisition of McKinney, Ferex, Peanut City, Republic, Pro Recycling, and C&J Crushing during May, 1998. Total tons processed of ferrous material for the three and nine months ended June 30, 1998 increased by approximately 384% to 361,000 tons and 334% to 828,000 tons, respectively, as compared to the same periods one year earlier. The increase in total ferrous tons processed for the quarter ended June 30, 1998, as compared to the same period in 1997, was primarily related to new acquisitions as tons processed during the quarter by facilities acquired prior to the third quarter of fiscal 1997 were almost unchanged. The increase in total ferrous tons processed for the nine months ended June 30, 1998, was primarily attributable to new acquisitions and a 44% increase in tons processed by facilities acquired prior to fiscal year 1997. Total pounds processed of non-ferrous material for the three and nine months ended June 30, 1998 increased by approximately 179% to 38,113,000 pounds and 195% to 90,197,000 pounds, respectively, as compared to the same periods one year earlier. The increase was partially offset by a decline in pounds processed of non-ferrous material during the three and nine month periods for facilities acquired prior to the third quarter of fiscal 1997.

The average sales price per ton of prepared ferrous material was $131 and $136 for the three and nine month periods ended June 30, 1998, respectively, a decrease of 2.3% and an increase of 5.3%, respectively, compared to the same periods one year earlier. The average sales price per pound of prepared non-ferrous material for the three and nine month periods ended June 30, 1998 was $0.42 and $0.45, respectively, representing an increase of 10.5% and 28.6%, respectively, compared to the same periods one year ago. The increase in the average sales price of prepared ferrous and non-ferrous material is primarily attributable to changes in material mix.

Net sales from brokerage activities for the three and nine month periods ended June 30, 1998, were $3.2 million and $6.0 million, respectively, an increase of 119% and 98.9%, respectively, compared to the same periods in 1997. The increases were primarily related to new acquisitions and increased brokerage volume at facilities acquired prior to the third quarter of fiscal 1997.

The average sales price of ferrous and non-ferrous material for the quarter ended June 30, 1998 declined by approximately $12.60 per ton and $0.05 per pound, respectively, compared to the quarter ending March 31, 1998. The decline in the average sales price of both ferrous and non-ferrous material is a result of a current trend in the metals market. Weak demand for exports of ferrous and non-ferrous prepared scrap as well as an increase in ferrous scrap imports from Europe and Asia have served to reduce prices of shredded scrap.

GROSS PROFIT. Gross profit for the three and nine months ended June 30, 1998 was $11.0 million and $26.4 million, respectively, an increase of $8.6 million and $20.3 million, respectively, compared to the same periods one year earlier. The increase in gross profit is principally attributable to new acquisitions.

Gross profit margin for the three months ended June 30, 1998 was 14.9% as a percentage of net sales compared to 14.2% for the same period in 1997. Gross profit margin as a percentage of sales was 15.1% for the nine month period ended June 30, 1998, unchanged as compared to the same period in 1997.

SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general, and administrative (SG&A) expenses for the three months ended June 30, 1998 increased to $5.1 million compared to $1.3 million in the same period in 1997, an increase of $3.8 million or 290%. SG&A for the nine month period ended June 30, 1998, increased to $12.0 million from $4.0 million in the same period in 1997, an increase of 202%. The increase for the three and nine month periods of 1998 was primarily the result of the new acquisitions and staffing and other related administrative expenses in anticipation of planned growth. As a percent of net sales, SG&A declined to 6.9% for both the three and nine months ended June 30, 1998 from 7.6% and 9.8% during the same periods in 1997. As a result of continued emphasis on productivity improvements, the Company believes it has managed to achieve increases in net sales while achieving significant decreases in support costs as a percentage of sales.

OPERATING INCOME. Operating income for the three month period ended June 30, 1998 increased to $5.9 million from $1.1 million in the same period in 1997, an increase of $4.8 million or 429%. Operating income for the nine months ended June 30, 1998 increased to $14.4 million from $2.1 million in the same period in 1997, an increase of $12.2 million or 571%. The increase was principally a result of the new acquisitions and continued emphasis on productivity improvements. Declines in the average selling prices of ferrous and non-ferrous material since March 31, 1998, have impacted and will continue to have a negative impact on operating income for the next quarter as metal prices continue to decline. The average purchase price of ferrous and non-ferrous material trails the declines in the average sales price which negatively impacts margins. At this time, management cannot assess whether metal prices will remain at lower levels or the net effect the lower prices will have on operating income. Management is continuously monitoring the operations of the facilities and has implemented and continues to implement certain cost cutting strategies in order to improve operating income without reducing net sales.

INTEREST EXPENSE. Interest expense increased for the three months ended June 30, 1998 to $5.9 million from $0.6 million in the same period in 1997, an increase of $5.3 million. Interest expense for the nine months ended June 30, 1998 increased to $13.0 million from $1.5 million in the same period in 1997, an increase of $11.4 million. The increases were primarily related to increases in long-term debt to finance the acquisition of AIC in June 1997, Brenner, United, Jacobson, Central, Grossman and Lans in December 1997, McKinney, Ferex, Peanut City, Republic, Pro Recycling, and C&J Crushing in
May 1998, and the amortization of transaction costs associated with the Credit Facility and Subordinated Debt.

MISCELLANEOUS. Miscellaneous expense for the nine months ended June 30, 1998 includes $0.2 million of expense for minority interest in the earnings of a metals recycling facility.

EARNINGS BEFORE EXTRAORDINARY (LOSS). Earnings before extraordinary (loss) for the nine months ended June 30, 1998 were $0.8 million compared to $1.3 million for the nine months ended June 30, 1997. During the first quarter of 1998, the Company recorded a $2.4 million extraordinary loss net of a tax benefit from early extinguishment of debt. The income tax benefit of $1.3 million was recorded as an increase in the deferred tax asset. As a result of the foregoing, the Company's net loss during the nine months ended June 30, 1998 was $1.6 million.

INCOME TAX EXPENSE. The Company recorded a $14,000 income tax provision for the quarter ending June 30, 1998, compared to a $0.3 million income tax benefit for the same period one year earlier. The benefit for the quarter ending June 30, 1997 resulted from the realization of net operating loss carry forwards. Income tax expense before the extraordinary item was $0.5 million on earnings of $1.3 million for an effective tax rate of 38% for the nine months ended June 30, 1998.

During the quarter ended June 30, 1998, the Internal Revenue Service began an examination of the Company's federal income tax return for the year ended September 30, 1996.

The Company does not believe its businesses have been adversely affected by general inflation.

LIQUIDITY AND CAPITAL RESOURCES

--------------------------------------------------------------------------------
                                             JUNE 30, 1998   SEPTEMBER 30, 1997
--------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)
Current ratio                                    3.74:1           2.01:1
Working Capital                                 $  48.3          $   7.6
--------------------------------------------------------------------------------

The increased liquidity at June 30, 1998 compared to September 30, 1997 is primarily attributable to increases in accounts receivable and inventory from acquisitions, financed with long-term debt proceeds as discussed below.

The Company invested $4.5 million in property and equipment, not including property and equipment acquired in business acquisitions, during the nine months ended June 30, 1998 for expansion of the Company's ferrous and non-ferrous processing capacity and general modernization and efficiency upgrades. Planned capital expenditures for the remainder of fiscal 1998 for the Company's existing facilities are estimated to be $2.0 million. Included in this amount are capital expenditures for the Company's shredders and materials handling equipment designed to increase capacity and improve operating efficiencies. Management anticipates the capital expenditures will be paid with long-term debt financing.

In December 1997, the Company and all of its operating subsidiaries entered into a $150 million Senior Credit Facility ("Credit Facility") with General Electric Capital Corporation and BankBoston, N.A. as agents for the lenders. The Credit Facility is comprised of a $45 million revolving credit facility, a $40 million term loan due December 5, 2003, with interest and principal payable quarterly, a $40 million term loan due on the earlier of December 5, 2005 or six months prior to the maturity of the Subordinated Notes discussed below with interest and principal payable quarterly, and a $25 million acquisition line of credit due December 5, 2003, with interest and principal payable quarterly.
The notes bear interest at either (i) the higher of (a) prime plus .75% or (b) the Federal Funds rate plus 50 basis points per annum plus .75%, or (ii) at the option of the Company upon certain conditions, the LIBOR rate plus 2.25%. The proceeds from the Credit Facility are secured by substantially all of the Company's assets and are to be used for acquisitions, repayment of existing indebtedness and general corporate purposes. At June 30, 1998, approximately $14.2 million was outstanding under the $45 million revolving credit facility. During the quarter, the Company advanced $24.3 million under the acquisition line of credit leaving available funds under the acquisition line of $0.7 million. The proceeds from the acquisition line advance were used in part to acquire the assets of certain companies acquired in May 1998. At June 30, 1998, the Company failed to meet certain financial ratios which resulted in a violation to certain covenants under the Credit Facility. The failure to meet these covenants has been waived by the lenders to the Credit Facility.

On May 29, 1998, the Company issued an additional $50 million in Senior Subordinated Notes (the "Subordinated Debt") increasing the $60 million in Subordinated Debt issued in December, 1997, to

$110 million. The proceeds were used for acquisitions, repayment of existing indebtedness and general corporate purposes. The Subordinated debt bears interest at 13%, matures in December, 2005, and is guaranteed by all of the Company's operating subsidiaries.

The Company issued warrants to acquire up to 1,266,000 shares of Common Stock in connection with the issuance of the Subordinated Debt. The exercise price of the warrants is $0.01 per share. Additionally, warrants were issued to acquire 200,000 shares of Common Stock with an exercise price of $2.50 per share as part of entering into the Credit Facility. For accounting purposes the fair value of the warrants has been recorded as paid-in-capital and as a discount to the respective debt which is amortized as interest expense over the life of the debt.

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

On April 1, 1998, the Company converted 42,078 shares or $13.8 million of Preferred Stock plus accrued dividends into 926,659 shares of the Company's Common Stock and amended the terms of its Series F, G, H and I preferred to make them non-dividend bearing effective April 1, 1998.

In April 1998, the Company's Chairman and Chief Executive Officer was issued 2,110,000 shares of common stock pursuant to exercising certain options at an average exercise price of $1.48 per share netting proceeds to the Company of $3,123,500. Total cash proceeds from the exercise of warrants and options for the nine months ended June 30, 1998, amounted to $5.1 million.

In March 1998, the Company commenced an exchange offer in which it offered to exchange 0.2517291 shares of its Common Stock for each of its 2,641,827 outstanding Series G and Series J Common Stock purchase warrants. The holders of 2,611,827 of such warrants were entitled to purchase one share of Common Stock for $5.52 per share for each warrant held and the holders of 30,000 of such warrants were entitled to purchase one share of Common Stock for $4.00 per share for each warrant held. The exchange offer was designed to reduce the overhang to the market for the Common Stock. Following the completion of the exchange offer on April 12, 1998, there were 403,666 warrants outstanding exercisable at $5.52 per share and 30,000 warrants outstanding exercisable at $4.00 per share. All of such warrants expire on December 27, 1999.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has implemented Financial Accounting Standards ("FAS") No. 128 "Earnings per Share." FAS 128 provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the entity, similar to fully diluted earnings per share. In loss periods, dilutive common equivalent shares are excluded, as the effect would be anti-dilutive.

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

In June 1998, the Financial Accounting Standards Board issued FAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. FAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value.
If certain conditions are met, a derivative may be specifically designated as a hedge of the: (i) exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment ("fair value hedges"),
(ii) exposure to variable cash flows of a forecasted transaction ("cash flow hedges"), or (iii) foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction ("foreign currency hedges"). The objective of hedge accounting is to match the timing of gain or loss recognition on the hedging derivative with the recognition of
(i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument (e.g., derivative contracts entered into for speculative purposes), the gain or loss is recognized in income in the period of change.

FAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company currently plans to adopt FAS No. 133 on January 1, 2000. On that date, hedging relationships will be designated anew and documented. The Company has not yet evaluated the financial statement impact of adopting FAS No. 133

EVENTS SUBSEQUENT TO JUNE 30, 1998

Effective August 1, 1998, the Company adopted the Recycling Industries, Inc. 401(k) Retirement Plan covering all eligible employees. The Company contributes to the plan an amount equal to 25% of the employee contributions up to a maximum of 6% of employee compensation. Employee vesting is based on years of service with 20% vested after one year of service and an additional 20% vesting with each additional complete year of service.

PART II - OTHER INFORMATION


ITEM 1. - LEGAL PROCEEDINGS.

DEPARTMENT OF TOXIC SUBSTANCES CONTROL V. INTERSTATE NON-FERROUS CORPORATION; SAN FERNANDO MOTORS, INC. V. A-1 METAL MARKET, U.S. District Court for the Eastern District of California, Docket No. CV-F-97-5016 OWW DLB

The Company's subsidiary, Nevada Recycling, Inc., is one of 94 entities named in a third party complaint filed by San Fernando Motors seeking indemnification and contribution for contamination at a site referenced as "the Mobile Smelting facility" located in or near Mojave, California. This action arises out of a complaint filed against San Fernando Motors and others allegedly responsible for response, removal and remedial costs in connection with hazardous waste contamination at the Mobile Smelting site.

These actions are in the preliminary stages and discovery has not commenced. Accordingly, at this time, the Company is unable to make an assessment of its potential liability, if any.


ITEM 2. - CHANGES IN SECURITIES

RECENT SALES OF UNREGISTERED SECURITIES

During the quarter ended June 30, 1998, the Company completed the following sales of its securities pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act") provided by Section 4(2) thereof and Regulation D promulgated thereunder. Based upon representations made to the Company and further investigation by the Company, the Company believes that each purchaser in the following transactions was an accredited investor as that term is defined under Rule 501(a) of Regulation D:

1. In connection with the Company's acquisition of substantially all of the assets of Peanut City, on May 28, 1998 the Company issued 1,005 shares of Series J Preferred to Peanut City, as payment of $502,500 of the purchase price for that acquisition. See "Recent Acquisitions," above.

    The Series J Preferred is subject to automatic conversion at the earlier of a consolidation or merger of the Company or on May 28, 2001. The Series J Preferred will automatically convert on May 28, 2001 into that number of shares of the Company's Common Stock as determined by dividing $502,500 by the average market price of the Common Stock for the 30 trading days preceding the date of the conversion. Holders of the Series J Preferred are not entitled to dividends. At any time prior to the conversion, the Company and Peanut City may mutually agree to redeem the outstanding shares of Series J Preferred Stock, in whole or in part, at a cash redemption price equal to $500 per share.

2. In connection with the Company's acquisition of substantially all the assets of Republic, on May 22, 1998 the Company issued 5,080 shares of Series K Preferred to Republic as payment of $2,540,000 of the purchase price for that acquisition. See "Recent Acquisitions," above.

    The Series K Preferred is subject to automatic conversion at the earlier of a consolidation or merger of the Company or on May 20, 2000. The Series K Preferred may be converted at any time before May 20, 2000 into that number of shares of the Company's Common Stock as determined by dividing $2,540,000 by $16. On May 20, 2000, the Series K Preferred shall convert into that number of shares of Common Stock equal to the lesser of: (i) 158,750 or (ii) an amount equal to $2,540,000 divided by the average closing price for the Common Stock for the 30 trading days immediately preceding the date of the conversion. Holders of the Series K Preferred are not entitled to dividends.

3. In connection with the Company's acquisition of substantially all the assets of C&J Crushing, on May 21, 1998 the Company issued 580 shares of Series L Preferred to C&J Crushing, as payment of $290,000 of the purchase price for that acquisition. See "Recent Acquisitions," above.

    The Series L Preferred is subject to automatic conversion at the earlier of a consolidation or merger of the Company or on May 21, 2001. The Series L Preferred may be converted at any time before May 21, 2001 into that number of shares of the Company's Common Stock as determined by dividing $290,000 by $18. On May 21, 2001, the Series L Preferred shall convert into that number of shares of Common Stock equal to the lesser of: (i) 16,111 or (ii) an amount equal to $290,000 divided by the average closing price for the common stock for the 30 trading days immediately preceding the date of the conversion. Holders of the Series L Preferred are not entitled to dividends.

4. In connection with the Company's acquisition of substantially all the assets of Pro Recycling, on May 22, 1998 the Company issued 1,030 shares of Series M Preferred to Pro Recycling, as payment of $515,000 of the purchase price for that acquisition. See "Recent Acquisitions," above.

    The Series M Preferred is subject to automatic conversion at the earlier of a consolidation or merger of the Company or on May 22, 2001. The Series M Preferred may be converted on May 22, 2001 into that number of shares of the Company's Common Stock as determined by dividing $515,000 by $16. On May 20, 2000, the Series M Preferred shall convert that number of shares of Common Stock equal to the lesser of: (i) 32,188 or
    (ii) an amount equal to $515,000 divided by the average closing price for the common stock for the 30 trading days immediately preceding the date of the conversion. Holders of the Series M Preferred are not entitled to dividends.

5. In connection with the Company's acquisition of substantially all of the assets of Ferex, on May 28, 1998, the Company issued 556,944 shares of its Common Stock as payment of $3,411,000 of the purchase price for that acquisition. See "Recent Acquisitions," above.

6. In connection with the Company's acquisition of substantially all of the assets of Republic, on May 22, 1998, the Company issued 30,000 shares of its Common Stock as payment of $168,600 of the purchase price for that acquisition. See "Recent Acquisitions," above.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


Exhibit
Number    Description
--------  -----------

2.1 Asset Purchase Agreement dated May 21, 1998, by and among Recycling Industries of Greensboro, Inc., a Colorado corporation, Recycling Industries, Inc., a Colorado corporation, C&J Crushing, Inc., a North Carolina corporation, Carl Drye and the Seller Owners. Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K as filed with the commission on June 5, 1998, and amended on August 4, 1998, on Form 8-K/A, Commission File No. 0-20179.

2.2 Asset Purchase Agreement dated May 22, 1998, by and among Recycling Industries of Wisconsin, Inc., a Colorado corporation, Recycling Industries, Inc., a Colorado corporation, Pro Recycling, L.L.C., a Wisconsin limited liability company, Lewinsky Iron & Metal, Inc., a Wisconsin corporation, Steven Lewinsky and Arthur Arnstein. Incorporated by reference to Exhibit 2.2 to the Company's current report on Form 8-K as filed with the commission on June 5, 1998, and amended on August 4, 1998, on Form 8-K/A, Commission File No. 0-20179.

2.3 Asset Purchase Agreement dated May 21, 1998, by and among Recycling Industries of Charlotte, Inc., a Colorado corporation, Recycling Industries, Inc., a Colorado corporation, Republic Alloys, Inc., a North Carolina corporation, William. B. Allen and Mark W. Russo. Incorporated by reference to Exhibit 2.3 to the Company's current report on Form 8-K as filed with the commission on June 5, 1998, and amended on August 4, 1998, on Form 8-K/A, Commission File No. 0-20179.

2.4 Asset Purchase Agreement dated May 27, 1998, by and among Recycling Industries of Suffolk, Inc., a Colorado corporation, Recycling Industries, Inc., a Colorado corporation, Peanut City Iron & Metal Co., Inc., a Virginia corporation, George Ginsburg, Fred Jacobson, Edwin Jacobson, Kenny Weinstein and Samuel Blum. Incorporated by reference to Exhibit 2.4 to the Company's current report on Form 8-K as filed with the commission on June 5, 1998, and amended on August 4, 1998, on Form 8-K/A, Commission File No. 0-20179.

2.5 Agreement and Plan of Share Exchange dated May 27, 1998, by and among Recycling Industries, Inc., a Colorado corporation, Ferex Corporation, a Texas corporation, and its Control Shareholders. Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K as filed with the commission on June 12, 1998, and amended on August 4, 1998, on Form 8-K/A, Commission File No. 0-20179.

2.6 Asset Purchase Agreement dated April 15, 1998, by and among McKinney Smelting, Inc., a Texas corporation, Benjamin L. Smith and Ferex Metals Recycling of McKinney, Inc., a Texas corporation. Incorporated by reference to Exhibit 2.2 to the Company's current report on Form 8-K as filed with the commission on June 12, 1998, and amended on August 4, 1998, on Form 8-K/A, Commission File No. 0-20179.

3(i).1 Articles of Amendment to the Amended and Restated Articles of Incorporation of Recycling Industries, Inc. - Designation of Preferences, Limitations and Relative Rights of the Series J Redeemable Convertible Preferred Stock of Recycling Industries, Inc. Incorporated by reference to Exhibit 3(i).1 to the Company's current report on Form 8-K as filed with the commission on June 5, 1998, and amended on August 4, 1998, on Form 8-K/A, Commission File No. 0-20179.

3(i).2 Articles of Amendment to the Amended and Restated Articles of Incorporation of Recycling Industries, Inc. - Designation of Preferences, Limitations and Relative Rights of the Series K Redeemable Convertible Preferred Stock of Recycling Industries, Inc. Incorporated by reference to Exhibit 3(i).2 to the Company's current report on Form 8-K as filed with the commission on June 5, 1998, and amended on August 4, 1998, on Form 8-K/A, Commission File No. 0-20179.

3(i).3 Articles of Amendment to the Amended and Restated Articles of Incorporation of Recycling Industries, Inc. - Designation of Preferences, Limitations and Relative Rights of the Series L Redeemable Convertible Preferred Stock of Recycling Industries, Inc. Incorporated by reference to Exhibit 3(i).3 to the Company's current report on Form 8-K as filed with the commission on June 5, 1998, and amended on August 4, 1998, on Form 8-K/A, Commission File No. 0-20179.

3(i).4 Articles of Amendment to the Amended and Restated Articles of Incorporation of Recycling Industries, Inc. - Designation of Preferences, Limitations and Relative Rights of the Series M Redeemable Convertible Preferred Stock of Recycling Industries, Inc. Incorporated by reference to Exhibit 3(i).4 to the Company's current report on Form 8-K as filed with the commission on June 5, 1998, and amended on August 4, 1998, on Form 8-K/A, Commission File No. 0-20179.

27        Financial Data Schedule*

*    Filed Herewith

REPORTS ON FORM 8-K


1.   Current report on Form 8-K dated April 30, 1998.

2.   Current report on Form 8-K dated June 1, 1998.

3. Current Report on Form 8-K dated June 5, 1998, reporting the acquisition of substantially all the assets of C&J Crushing, Inc., on May 21, 1998, Pro Recycling, L.L.C. and Republic Alloys, Inc., on May 22, 1998, and Peanut City Iron and Metal Co., Inc., on May 23, 1998.

4. Current Report on Form 8-K dated June 12, 1998, reporting the acquisition of all the capital stock of Ferex Corporation on May 28, 1998, and substantially all the assets of McKinney Smelting, Inc., on May 29, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Recycling Industries, Inc.


Date:  August 14, 1998               By:   /s/ Thomas J. Wiens
                                        ---------------------------------------
                                               Thomas J. Wiens, Chairman &
                                               Chief Executive Officer



Date:  August 14, 1998               By:   /s/ Brian L. Klemsz
                                        ---------------------------------------
                                               Brian L. Klemsz, Principal
                                               Financial Officer