Form 10-K
period 1998-09-30
RECYCLING INDUSTRIES INC
filed 1999-01-14
CIK 769879

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC  20549

                                      FORM 10-K

    X             ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
 ------                 OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED:  SEPTEMBER 30, 1998

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
 ------                 OF THE SECURITIES EXCHANGE ACT OF 1934

                            COMMISSION FILE NUMBER 0-20179

                              RECYCLING INDUSTRIES, INC.
                  -------------------------------------------------
                (Exact Name of Registrant as Specified in its Charter)

                                       COLORADO
                                      ---------
            (State or Other Jurisdiction of Incorporation or Organization)

                                      84-1103445
                          ---------------------------------
                       (I.R.S. Employer Identification Number)

           9780 S. MERIDIAN BLVD, SUITE 180,
                     ENGLEWOOD, CO                                80112
  --------------------------------------------------------     -----------
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

          (1) Yes  X       No
                 -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting common equity held by non-affiliates of the Registrant was approximately $17,136,045. This calculation is based upon the closing price of the stock on December 31, 1998 of $1.00, and the number of shares held by non-affiliates, which was 17,136,045 shares on December 31, 1998.

The number of shares of the Registrant's $.001 par value Common Stock that was outstanding as of December 31, 1998 was 21,325,249.

                      Documents Incorporated by Reference: None

                                  TABLE OF CONTENTS

PART I                                                                      PAGE
                                                                            ----
     Item  1.   Business . . . . . . . . . . . . . . . . . . . . . . . . . . 1
     Item  2.   Properties . . . . . . . . . . . . . . . . . . . . . . . . . 9
     Item  3.   Legal Proceedings. . . . . . . . . . . . . . . . . . . . . .10
     Item  4.   Submission of Matters to a Vote of Security Holders. . . . .12
                Special Considerations Affecting the Company . . . . . . . .13

PART II

     Item  5.   Market for Registrant's Common Equity
                   and Related Stockholder Matters . . . . . . . . . . . . .22
     Item  6.   Selected Financial Data. . . . . . . . . . . . . . . . . . .25
     Item  7.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations . . . . . .26
     Item  8.   Financial Statements and Supplementary Data. . . . . . . F-1 - F-44
     Item  9.   Changes in and Disagreements with Accountants
                   on Accounting and Financial Disclosure. . . . . . . . . .40

PART III

     Item  10.  Directors and Executive Officers of the Registrant . . . . .42
     Item  11.  Executive Compensation . . . . . . . . . . . . . . . . . . .44
     Item  12.  Security Ownership of Certain Beneficial
                   Owners and Management . . . . . . . . . . . . . . . . . .50
     Item  13.  Certain Relationships and Related Transactions . . . . . . .52

PART IV

     Item  14.  Exhibits, Financial Statement Schedules and. . . . . . . . .52
                   Reports on Form 8-K

     Signatures      . . . . . . . . . . . . . . . . . . . . . . . . . . . .58

     ALL STATEMENTS CONTAINED WITHIN THIS ANNUAL REPORT ON FORM 10-K FOR RECYCLING INDUSTRIES, INC. AND ITS SUBSIDIARIES (COLLECTIVELY THE "COMPANY"), THAT ARE NOT STATEMENTS OF HISTORICAL FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE THE ACTUAL RESULTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM HISTORICAL RESULTS OR FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. READERS ARE URGED TO CONSIDER STATEMENTS THAT INCLUDE THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "PLANS," "ANTICIPATES," "INTENDS" OR THE LIKE TO BE UNCERTAIN AND FORWARD-LOOKING. FORWARD-LOOKING STATEMENTS ALSO INCLUDE PROJECTIONS OF FINANCIAL PERFORMANCE, STATEMENTS REGARDING MANAGEMENT'S PLANS AND OBJECTIVES AND STATEMENTS CONCERNING ANY ASSUMPTIONS RELATING TO THE FOREGOING. CERTAIN IMPORTANT FACTORS REGARDING THE COMPANY'S BUSINESS, OPERATIONS AND COMPETITIVE ENVIRONMENT, WHICH MAY CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS, ARE DISCUSSED BELOW UNDER THE CAPTION "SPECIAL CONSIDERATIONS."

                                        PART I


ITEM 1 - BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

The Company, a Colorado corporation organized in 1988, is a full-service metals recycler primarily engaged in the collection and processing of various ferrous and non-ferrous metals for resale to domestic and foreign steel producers and other metals producers and processors through its 17 wholly-owned subsidiaries. The Company operates an aggregate of 36 metals recycling facilities located in Arkansas, Georgia, Illinois, Iowa, Missouri, Nevada, North Carolina, South Carolina, Oklahoma, Texas, Virginia, and Wisconsin. The Company commenced its metals recycling operations in May 1994 and has increased its revenues from approximately $4.8 million for the year ended September 30, 1994 to $239.4 million for the year ended September 30, 1998.

During the fiscal year ended September 30, 1998, the Company completed 13 acquisitions. In May 1998, the Company acquired substantially all of the capital stock of Ferex Corporation ("Ferex"), a metals recycler and auto crusher located in Tyler, Texas, with operations in Arkansas, Oklahoma and Texas. Also, in May 1998, the Company acquired substantially all of the scrap metals recycling assets and business of the following five companies: Republic Alloys, Inc. ("Republic"), a metals recycler and crane operator located in Charlotte, North Carolina; Peanut City Iron & Metal Co., Inc. ("Peanut City"), a metals recycler located in Suffolk, Virginia; Pro Recycling, L.L.C. ("Pro Recycling"), a metals recycler located in Milwaukee, Wisconsin; McKinney Smelting, Inc. ("McKinney"), a metals recycler located in McKinney, Texas; C&J Crushing, Inc. ("C&J Crushing"), a car crushing operation located in Salisbury, North Carolina.

In December 1997, the Company acquired all of the issued and outstanding stock of Wm. Lans Sons' Co., Inc. ("Lans"), a metals recycler located in South Beloit, Illinois. Also, in December 1997, the Company acquired substantially all of the scrap metals recycling assets and business of the following six companies:
Brenner Companies, Inc. ("Brenner"), a metals recycler located in Winston-Salem, North Carolina; Grossman Brothers Company, Inc. ("Grossman"), a metals recycler located in Milwaukee, Wisconsin; Central Metals Company, Inc. ("Central"), a metals recycler located in Atlanta, Georgia; Money Point Land Holding Corporation and Money Point Diamond Corporation (collectively "Jacobson"), a metals recycler located in Chesapeake, Virginia; United Metal Recyclers ("United"), a metals recycler located in Kernersville, North Carolina; and United Metal - D.H. Griffin Recyclers L.L.C. ("D.H. Griffin"), a metals recycler located in Smithfield, North Carolina.


DESCRIPTION OF BUSINESS

The Company is a full-service metals recycler engaged in the collection and processing of various ferrous and non-ferrous metals for resale primarily to domestic steel producers and other metals producers and processors. The Company's operations consist of purchasing and processing unprepared scrap and selling processed scrap. Scrap is categorized as either ferrous, containing iron and consisting primarily of steel, or non-ferrous, which includes materials such as copper, aluminum and brass. The Company purchases unprepared scrap primarily from automobile salvage and wrecking yards, demolition firms, ordinance depots, military bases, public utilities, industrial facilities, metal fabricators, machine shops, railroads, refineries, shipyards and numerous independent scrap collectors. Scrap is processed for resale by shearing, shredding, baling, sorting and cleaning according to customer specifications into various chemistry types and sizes. The Company's non-ferrous operations complement its ferrous operations, as most unprocessed scrap contains ferrous and non-ferrous components that require separation in preparation for resale.


MARKETS

THE INDUSTRY

According to industry sources, there are over 3,000 independent metals recyclers in North America, of which more than 180 operate automotive shredders.
Shredders constitute the primary equipment used in processing large volumes of ferrous and non-ferrous scrap for sale to steel and other metals producers.
Many of the companies in this fragmented industry are family-owned operations.

THE FERROUS SCRAP MARKET

DOMESTIC: The largest portion of the Company's operations involves the collection, shredding, processing and sale of ferrous scrap, the primary raw material for mini-mill steel producers who utilize electric arc furnace ("EAF") technology. All of the Company's facilities process ferrous scrap. The increase in total EAF production from 22.7 million net tons in 1975 to
46.4 million net tons in 1997 had resulted in strong demand and increasing prices for processed ferrous scrap over that period. Demand for ferrous scrap is expected to increase as a number of new EAFs come on line in the next several years, increasing in EAF production to over 50.0 million net tons by the year 2000. Currently, approximately $12.0 billion of processed ferrous scrap is sold each year to mini-mills, integrated producers and other consumers, such as foundries. Notwithstanding this trend, the price of processed scrap can be and has been extremely volatile. For example, in 1998, the published price of ore grade ferrous scrap fell 38%.

The growth in mini-mill production has been fueled by advances in EAF technology which enable mini-mills to produce higher quality steel from processed ferrous scrap and the ability of mini-mills to produce high quality steel at a lower cost than integrated steel producers. Integrated steel producers must charge a blast furnace with iron ore, coke and limestone to produce molten iron which is then combined with scrap in the furnace to make steel. Mini-mills avoid this energy inefficient process and charge an electric arc furnace with scrap to make steel. Mini-mills, however, are metallic consumers as opposed to being metallic producers. Unlike the integrated steel producers which create basic iron units from raw materials, mini-mills depend on iron or steel units previously created by integrated producers. The key economic strength of mini-mills lies in their advanced technology, reduced manpower count and the reduced initial capital costs of facility construction and implementation as compared to integrated operators. Consequently, even though prices for processed ferrous scrap are projected to increase over the next decade, the mini-mills are expected to have a significant cost advantage over the integrated mills and should continue to increase their consumption of processed ferrous scrap.

Ferrous scrap is generated in two forms: prompt industrial scrap and old scrap. Prompt industrial scrap is the material left over from manufacturing processes that use steel, such as automobile and appliance manufacturing. Old scrap includes the obsolete or broken goods generated by society consisting of automobiles, refrigerators and other consumer and industrial steel goods. The Company purchases unprepared scrap from automobile salvage and wrecking yards, demolition firms, ordinance depots, military bases, public utilities, industrial facilities, metal fabricators, machine shops, railroads, refineries, shipyards and numerous independent scrap collectors. The geographic market for prepared ferrous scrap is larger, tending to be within a 100 to 150 mile radius of the metals recyclers, but may include shipments to overseas markets via deep water port facilities of the United States. The primary limitation on the geographic size of the supply and resale markets in the metals recycling industry is the cost of transporting unprepared and processed scrap materials. For this reason, metal scrap processing facilities tend to be located on or near key rail, interstate highway or water transportation routes.

WORLDWIDE: The growth in mini-mill production outside the United States has paralleled the substantial expansion of EAFs in the United States. While the world-wide market penetration of mini-mill production has not yet reached the levels in the United States, the current trends point towards international EAF technology proliferation achieving similar levels. According to industry reports, over the three year period from 1997 through 2000, in countries outside the United States, mainly in Asia and Latin America, approximately 60 million tons of new mini-mill capacity is scheduled to come on line. This represents an approximately 40% incremental increase to mini-mill capacity in these regions, an annual capacity growth of approximately 12%. The Company does not make siginificant sales on these regions.

AVAILABILITY OF FERROUS SCRAP

Three trends over the past decade have reduced the generation of recyclable scrap metal. They are: (i) manufacturers have found other materials to use in place of steel; (ii) there has been a general reduction in size of products which use steel, such as automobiles; and (iii) many steel-based products now have longer life cycles.

PRICE OF FERROUS SCRAP

Ferrous scrap prices have historically exhibited a general pattern, rising during the winter months, peaking in March, and declining during the spring and summer. The impact of weather on the ease of accumulation and transportation of scrap is primarily responsible for this seasonality. In addition, the seasonal demand for new automobiles creates a cyclical flow of prompt industrial scrap. During 1998, the historic seasonal trends and recent increases in the demand and price for processed ferrous scrap were dirupted and reversed. Finished steel imports from Asia and Europe reduced the demand for domestically produced steel which, in turn, resulted in a significant decrease in the demand for and price of processed ferrous scrap, the Company's primary product.

As noted above, the general scrap market and the Company experienced a decline in the realized price for all grades of ferrous scrap in the period from January 1998 through September 1998, the end of the fiscal year, and through December 31, 1998. For example, the general market price for processed shredded scrap in January 1998 was approximately $148 per gross ton as compared to a price of approximately $100 per gross ton at September 30, 1998. The average market price realized by the Company for shredded scrap in December 1998 was $95 per gross ton. At this time management cannot assess whether metal prices will remain at lower levels or the effect the lower prices will have on operating income. (All prices are quoted FOB the Company's processing facilities.)

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

Sales prices for prepared non-ferrous scrap are cyclical in nature and are driven by demand for finished non-ferrous metal goods and by levels of general economic activity. Secondary smelters, utilizing processed non-ferrous scrap as raw material, can produce non-ferrous metals at a lower cost than primary smelters producing such metals from ore due to significant savings in energy consumption, environmental compliance and labor costs. These cost advantages and the long lead-time necessary to construct new non-ferrous primary smelting capacity result in sustained demand and strong prices for processed non-ferrous scrap during periods of high demand for finished non-ferrous metal products.
Net sales of non-ferrous materials accounted for 23.4% of the Company's total net sales for the year ended September 30, 1998.


OPERATIONS

RAW SCRAP PURCHASING (SOURCE AND AVAILABILITY OF RAW MATERIALS)

Raw scrap metal is purchased by the ton from local sources, including, among others, industrial plants, auto wreckers, demolition sites, military bases and individual collectors. Typically the Company's raw materials are acquired in the form of industrial waste steel, automobiles, structural steel from demolition sites, appliances and other goods fabricated from steel and other metals. The radius of the Company's supply area is approximately 100-150 miles from each facility. As of September 30, 1998, the Company operates its own fleet of heavy trucks, which collect most of the purchased scrap materials from industrial sources and auto wreckers.

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

The continued availability of raw scrap is dependent upon, among other things, the local economy, the level of demolition activity and the ability to maintain supply relationships with local industrial and governmental sources and automobile wreckers. Consistent with industry practice, the majority of the Company's supply relationships are not represented by long-term contracts.
While the Company has long-term supply arrangements with certain suppliers, none of these arrangements are material to the Company's operations.

SCRAP PROCESSING

Raw scrap metal is prepared for resale by sorting, cleaning, shearing and shredding the metal into various sized pieces according to customer specifications and market demand. Metal scrap that is ready for shipment to the Company's customers is referred to as "prepared scrap."

The Company's sorting operations prepare the raw scrap for further processing by a variety of methods according to the nature of the material (I.E., ferrous or non-ferrous), size and composition. Raw scrap is handled within the Company's facilities using conveyor systems, front-end loaders, crane-mounted electromagnets, and other equipment.

The Company's processing operations at the majority of its subsidiaries are primarily based upon the use of heavy-duty automotive shredders, which are capable of shredding an entire automobile body into fist-sized pieces of metal within 45 seconds. Through the operation of shredders, ferrous and non-ferrous items such as automobiles, appliances and vending machines are shredded into various sized pieces according to customer specifications. The shredded material is then magnetically separated into ferrous and non-ferrous metals and non-metallic items. The non-ferrous metals are further separated utilizing "eddy current separators." The prepared ferrous scrap is then sold to the Company's customers. The prepared non-ferrous scrap is recovered as a mixture of aluminum, zinc die-cast, stainless steel and copper and sold to the Company's customers who further process and separate the mixture into constituent metals for resale. The non-metallic portion of the shredded materials, referred to as shredder fluff, is disposed of off site. The Company currently operates ten heavy-duty automotive shredders with a monthly output capacity of approximately 78,000 tons of prepared ferrous scrap.

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

Many non-ferrous metals, such as copper, brass, aluminum, stainless steel, zinc die-cast, and insulated wire (aluminum and copper), are purchased by the Company in a form that is not capable of being processed through a shredder or a shear. Each of the Company's facilities processes these items through a variety of methods, including manual and automatic sorting, shearing, torching, baling, wire stripping or a combination of these methods. Prepared non-ferrous items are either sold in their separated form or baled into low-density bales in accordance with customer specifications.

PROCESSED SCRAP SALES

The Company sells processed ferrous scrap primarily to regional and local steel mills operating EAFs, foundries, and to a limited extent to integrated steel producers which utilize some ferrous scrap in their blast furnace operations. The price for processed ferrous scrap is dependent upon the uniformity of the processed material, its cleanliness and the non-ferrous content of the processed material. The Company has established relationships with regional steel producers for the sale of processed ferrous scrap and anticipates that its national strategy will improve these relationships. Most steel producers purchase processed ferrous scrap on a 30-day basis at the beginning of each month, thereby locking in the price and quantity purchased for such period. Sales of processed ferrous scrap accounted for 63.9% of the Company's revenues for the year ended September 30, 1998.

The Company sells processed non-ferrous scrap primarily to foundries, aluminum sheet and ingot manufacturers, copper refineries and smelters, brass and bronze ingot manufacturers and other consumers. Ingot manufacturers produce a semi-finished mass of a particular metal to a chemical specification and shaped for convenient storage and transportation. The ingots are remelted by manufacturers to produce finished products. Non-ferrous scrap is sold on a spot market basis. Sales of non-ferrous materials accounted for 23.4% of the Company's revenues for the year ended September 30, 1998.

SIGNIFICANT CUSTOMERS

One of the Company's customers, The David J. Joseph Company ("Joseph") accounted for approximately 10.4% of the Company's revenues for the year ended September 30, 1998. The loss of this customer would not have a material adverse effect on the Company's business since Joseph is an intermediary broker only and the Company expects that it can sell materials directly to other consumers.

TRANSPORTATION

Transportation cost is a significant factor in the sale of processed scrap and limits the geographic market in which processed ferrous scrap may be sold. The Company ships processed ferrous and non-ferrous scrap to its customers by truck, rail car and barge. The Company competes for available shipping space on each of these methods of transportation. The Company has not entered into any long-term contracts for transportation and the unavailability of transportation could have a material adverse effect on the Company's business. However, this business risk is somewhat offset by the Company's maintenance and operation of its own fleet of trucks.

COMPETITION

The scrap market is regionally competitive both in the purchase of raw scrap and the sale of processed scrap. The Company competes for purchases of raw scrap with numerous independent recyclers as well as with smaller scrap yards. The Company's primary competition for processed scrap sales to its customers are other regional or local metals recyclers.

The primary competitive factors in both the purchase and sale of scrap are price, shipping costs availability and processing capability. In addition, the sale of processed scrap is affected by the reliability of the metals recycler as a source of supply and the quality of its processed scrap. The Company believes that its professional management team, quality of processed scrap and emphasis on customer service enable it to compete favorably in its markets. In addition, the Company believes that its national growth strategy will increase its market exposure to large purchasers of processed scrap, thereby giving it a competitive advantage relative to independent local and regional metals recyclers.

The Company competes on a regional and local basis with a large number of other scrap metals processors, some of which may have greater financial, marketing and other resources than the Company and several of which are public companies. The Company may also face competition for acquisition candidates from these public companies, most of whom acquired a number of scrap metals processors during the past decade. The Company also competes to a lesser extent with primary metals producers, who typically sell directly only to very large customers requiring regular shipments of large volumes of metals. Other smaller metals processors may also seek acquisitions from time to time.

The Company believes that, because of the economic, environmental and zoning impediments to establishing a new metals recycling facility, few new facilities will be constructed in the foreseeable future. Specifically, the Company believes that the following factors will limit construction of new recycling facilities: (i) the scarcity of potential sites that are properly zoned for scrap metal recycling and have access to rail or other cost-effective means of transportation; (ii) increasingly restrictive environmental regulations; and
(iii) the long-established relationships between existing scrap metal recyclers, their customers and sources of supply.

Some mini-mills are examining alternatives to processed steel scrap, such as pre-reduced iron pellets, as a feedstock for EAFs. The Company believes, however, that such alternatives to processed ferrous scrap will be used primarily as a supplemental feedstock to permit EAFs to produce higher grade products, increasing the potential market for EAF-produced steel and possibly increasing the demand for processed ferrous scrap in the aggregate. Although a significant increase in the usage of scrap alternatives by mini-mills could have an adverse effect on the demand for processed ferrous scrap, current domestic production of scrap alternatives is approximately 0.8 million tons per year, or less than 3% of domestic scrap requirements. Of the approximately 225 million metric tons of steel per year that are produced on a world-wide basis in mini-mills, scrap alternatives have only grown to about 30 million metric tons per year, approximately 13% of present global mini-mill iron unit supply.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

The Company's facilities and operations are currently engaged in environmentally sensitive businesses and, as such, are subject to a wide range of federal, state and local environmental laws and regulations. Like many of its competitors, the Company has incurred, and will continue to incur, substantial capital costs and other expenses in complying with such laws and regulations, including those relating to wastewater and stormwater discharges, the treatment, storage and disposal of solid and hazardous wastes and the remediation of contamination associated with the release of hazardous substances.

In particular, the Company is involved in investigative and remedial activities under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and analogous state statutes with respect to contamination at certain of its current properties. Such laws may impose joint and several liability on the Company for the costs of investigation and remediation of such contaminated properties, regardless of fault or the legality of the original disposal. In addition, due to the nature of the Company's operations and the potential for recurrence of subsurface soil contamination, there is a high probability that additional removal or remediation activities will be required from time to time.

The Company's operations produce substantial volumes of waste. In the course of processing ferrous and non-ferrous metals, the Company's procedures are designed to inspect all inbound material several times prior to and during processing to screen out matter that may be considered "hazardous materials" under various environmental laws, including CERCLA and the Resource Conservation Recovery Act ("RCRA"). Such materials may be contained in the Company's feed stream, which includes unprocessed items such as automobile bodies, light fixtures, construction debris, industrial machinery and other items manufactured or fabricated primarily out of ferrous or non-ferrous metals that are acquired and processed by the Company through its shredder operations. While the Company screens the feed stream for hazardous materials and rejects high-risk items such as transformers (which may contain PCB's), batteries, equipment containing freon or any sealed or closed-end barrels of material, certain items in the feed stream may inadvertently contain hazardous materials that end up in shredder fluff, the by-product of shredder operation or other processed scrap materials. The Company generally disposes of shredder fluff at municipal or private landfills on a truckload basis. Such disposal is pursuant to long-term contracts. To avoid classification as a hazardous waste, shredder fluff must pass toxic leaching tests under certain environmental laws. The Company's screening of the feed stream and periodic independent testing of the company's facilities, have been designed to produce shredder fluff suitable for disposal in municipal or private landfills.

Nonetheless, because of the volume and condition of these screened materials, certain items containing hazardous or toxic substances may inadvertently proceed through inspection and shredding and be disposed of in shredder fluff. Therefore, contamination heretofore unknown to the Company at the Company's facilities or at sites to which the Company sent wastes may be identified and become the subject of future investigative and remedial actions. In addition, changes in the environmental laws or testing methods with respect to shredder fluff may change the classification and availability of suitable disposal sites for shredder fluff, resulting in significant additional expense to the Company. Finally, hazardous materials through inadvertent spillage or improper disposal may contaminate the premises upon which the Company's operations are conducted, although the Company believes that such contamination will not have a material impact on the Company's operations or financial condition.

There are no capital expenditures planned for new environmental control equipment, although changes in environmental laws may require such expenditures in the future. The Company cannot predict the amount of such expenditures, if any, to comply with future changes in environmental laws or whether such costs can be passed on to its customers through increases in the price of processed scrap. Accordingly, there can be no assurance that such costs will not have a material adverse effect on the Company's operations or financial condition.

In addition, many of the Company's present and former facilities have or had been in operation for several decades and, over such time, such facilities have generated and disposed of wastes which are or may be considered hazardous under CERCLA. Prior to and as a condition to the consummation of any new acquisition, the Company performs subsurface soil and groundwater testing of the target company's facilities in order to identify potential conditions of noncompliance with applicable environmental laws and regulations. In many cases, such testing has identified the presence of such contamination in subsurface soil or groundwater and the Company has taken steps to address such conditions.
However, the Company has not fully assessed the scope of potential soil and groundwater contamination at all of its present or former facilities. In particular, the Company has not fully assessed its scrap metal storage areas because materials stored in these areas precluded sampling. Therefore, the Company does not have sufficient information to estimate the aggregate liability which may arise with respect to the potential presence of contamination at such facilities or any facilities that may be acquired in the future. Such contamination, if present, could have a material adverse effect on the Company's business or financial condition.

In pursuing its acquisition strategy the Company typically finds that certain acquired entities have unresolved environmental liabilities. The Company typically requires such entities to fund an escrow account (with a portion of the acquisition purchase price) in an amount sufficient to satisfy the cost of these environmental liabilities. However there can be no assurance that the amounts included in such escrow accounts will be sufficient to cover all potential environmental liabilities. In addition, because a large portion of such escrow amounts is comprised of convertible preferred stock, the value of which is based on the capital markets, there can be no assurance that the full escrow amounts will be available on a timely basis to pay for environmental liabilities.

SEASONALITY

The Company's operations can be adversely affected by protracted periods of inclement weather which could reduce the volume of material processed at its facilities. In addition, periodic maintenance shutdowns by the Company's larger customers may have a temporary adverse impact on the Company's operations.

EMPLOYEES

At September 30, 1998 the Company had approximately 975 full-time employees, most of whom are employed by the Company's wholly-owned subsidiaries. At December 31, 1998, the Company had approximately 850 full-time employees as the Company continues to reduce operating costs due to unfavorable industry conditions. One subsidiary, Weissman Iron & Metal, Inc., has 41 employees of which 22 are represented by the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (the "UAW") under a four-year collective bargaining agreement which expires on November 30, 2000. The Company believes its relationship with its employees and the UAW is good.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company's metals recycling facilities generally are comprised of administrative offices, warehouses for the storage of repair parts and certain types of raw and processed scrap, covered and open storage areas for raw and processed scrap, a machine or repair shop for the maintenance and repair of the facility's vehicles and equipment, scales for the weighing of scrap, and loading and unloading facilities. Each facility has specialized equipment for the processing of all grades of raw scrap which may include a heavy duty automotive shredder to process both ferrous and non-ferrous scrap, crane-mounted alligator or stationary guillotine shears to process large pieces of heavy scrap, wire stripping and chopping equipment, baling equipment and torch cutting facilities. The Company believes its facilities are adequate for its anticipated production. The following is a summary of the processing capabilities at each of the Company's facilities based on a single shift:

----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                                                FACILITY SIZE                                         MONTHLY PROCESSING
              FACILITY LOCATION                    (ACRES)          MATERIALS PROCESSED                 CAPACITY (TONS)
----------------------------------------------------------------------------------------------------------------------------
Eldorado, Arkansas                                   2.6        Ferrous and non-ferrous scrap                         425
Texarkana, Arkansas                                   25        Ferrous and non-ferrous scrap                         575
Metter, Georgia                                      22.5       Ferrous and non-ferrous scrap                      11,500
Georgetown, S. Carolina                              12.5       Ferrous and non-ferrous scrap                      10,200
Marietta, Georgia                                    1.3        Ferrous and non-ferrous scrap                         250
Warrenton, Georgia                                   5.5        Ferrous and non-ferrous scrap                       2,000
Atlanta, Georgia (3 locations)                       16.1       Ferrous and non-ferrous scrap                      16,500
Waterloo, Iowa (1)                                    34        Ferrous and non-ferrous scrap                       6,500
South Beloit, Illinois                                33        Ferrous and non-ferrous scrap                      16,600
Ste. Genevieve, Missouri                              32        Ferrous and non-ferrous scrap                       3,500
Winston-Salem, N. Carolina                            27        Ferrous and non-ferrous scrap                      12,000
Smithfield, N. Carolina                               30        Ferrous and non-ferrous scrap                      15,000
Charlotte, N. Carolina                                12        Ferrous and non-ferrous scrap                       4,000
Kernersville, N. Carolina                             70        Ferrous and non-ferrous scrap                      17,000
Salisbury, N. Carolina                                3         Ferrous and non-ferrous scrap                       3,000
Las Vegas, Nevada                                     26        Ferrous and non-ferrous scrap                      10,000
Ada, Oklahoma                                        3.3        Ferrous and non-ferrous scrap                         350
Idabel, Oklahoma                                     2.2        Ferrous and non-ferrous scrap                         300
McAlester, Oklahoma                                  3.6        Ferrous and non-ferrous scrap                         600
Harlingen, Texas                                     2.9        Ferrous and non-ferrous scrap                       7,800
Lufkin, Texas                                        2.8        Ferrous and non-ferrous scrap                         400
Marshall, Texas                                      8.2        Ferrous and non-ferrous scrap                         350
McKinney, Texas                                       6         Ferrous and non-ferrous scrap                       2,200
Odessa, Texas                                        3.6        Ferrous and non-ferrous scrap                       2,150
Palestine, Texas                                     10.8       Ferrous and non-ferrous scrap                         300
Sherman, Texas                                       8.1        Ferrous and non-ferrous scrap                         250
Sulphur Springs, Texas                               7.6        Ferrous and non-ferrous scrap                         300
Tyler, Texas                                         11.2       Ferrous and non-ferrous scrap                      30,000
Chesapeake, Virginia                                 64.3       Ferrous and non-ferrous scrap                      11,000
Suffolk, Virginia                                    2.7        Ferrous and non-ferrous scrap                       3,000
Milwaukee, Wisconsin (4 locations)                   9.8        Ferrous and non-ferrous scrap                       6,000
----------------------------------------------------------------------------------------------------------------------------
                                                    499.6                                                         194,050
----------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------

     (1) Subject to a deed of trust granted to the former owner of Weissman to secure the Company's guarantee of the $1.5 million value of the 363,636 shares of Common Stock issued in connection with the acquisition of Weissman. The holder of the Deed of Trust has commenced foreclosure proceedings on this facility. See "Legal Proceedings" below. See Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources.

Due to the nature of the items handled by the Company and the operation of shredding equipment, each of the Company's facilities maintains a comprehensive maintenance program. To reduce costs, each facility has its own maintenance and repair personnel. The Company also has the ability to fabricate certain parts of its operating equipment tailored to meet the needs of a particular facility.

Periodically, the Company may be required to shut down its shredder and/or shears for maintenance. If these shutdowns occur for an extended period of time, they may have an adverse impact on the Company's operations.


ITEM 3 - LEGAL PROCEEDINGS
     The Company is involved in various legal proceedings arising from its normal business activities. Management believes that these legal proceedings, individually or in the aggregate, will not have a material adverse effect on the financial condition or results of operations of the Company. However, the Company is involved in certain proceedings which could have a material adverse effect on the financial condition of the Company. These proceedings are summarized below:

CASIDE ASSOCIATES/JOHN SILVIA, JR. LITIGATION

     (1) ALLAN R.A. BEEBER, ET AL., PLAINTIFFS, V. JOHN SILVIA, JR., ET AL., DEFENDANTS, U.S.D.Ct., D. Mass., Civil Action No. 96-12416-JLT

     This action arises out of allegedly fraudulent sales of the Company's securities by John Silvia, Jr. and a partnership entitled Caside Associates. Plaintiffs allege that Mr. Silvia was acting as the Company's agent in selling the Company's securities and, as a result, the Company is liable for Mr. Silvia's wrongful actions. The Company believes Plaintiffs' claims to be without merit and is vigorously defending this matter. On February 20, 1998, this action was dismissed without prejudice to either party moving to restore it to the docket upon completion of all matters pending before the U.S. Bankruptcy Court for the District of Massachusetts, Eastern Division, in three chapter 11 proceedings involving CASIDE ASSOCIATES, DEBTOR (Case No. 97-13222-JNF), ENVIRONMENTAL RECOVERY SYSTEMS OF SOMERSET, INC., DEBTOR (Case No. 97-13221-JNF) and JOHN SILVIA, JR., DEBTOR (Case No. 97-134154-JNF). An amended stipulation of settlement (the "Amended Stipulation") has been signed by each Debtor and the Company and was filed in the bankruptcy proceedings on or about September 30, 1998 as a part of a proposed plan of reorganization (the "Plan"). Under the Amended Stipulation, the Company will rescind $7 million invested in the Company by Caside Associates, and pay up to an additional $1.4 million (for a total of $8.4 million) to settle all claims. If certain investors/creditors in Caside elect not to participate in the settlement, the total amount of the settlement will be reduced proportionately from $8.4 million. The Company has posted an irrevocable letter of credit in the amount of $7 million to fund a portion of the settlement. On December 30, 1998, the U.S. Bankruptcy Court confirmed the Plan, including the Amended Stipulation. The Plan was approved by over 99% of the creditors of Caside by number and by dollar amount of claim. Accordingly, all pending and potential claims of investors in the bankruptcy proceedings, which include all investors, and their successors and assigns, in Caside who claim they were defrauded by John Silvia, Jr., Caside Associates and the Company and who elected to participate in the settlement, are permanently enjoined against the Company.

     (2) WILLIAM C. MITCHELL ET AL., PLAINTIFFS V. RECYCLING INDUSTRIES, INC., DEFENDANT, Mass. Superior Court, Bristol Div., Civil Action No. C97-00845.

     The action alleges that the Company devised a scheme in connection with John Silvia, Jr. and his affiliates in violation of federal and state securities laws whereby Silvia deceptively sold the Company's securities owned by Caside Associates, an affiliated partnership of Mr. Silvia, and Mr. Silvia. Plaintiffs seek damages based on contract, quantum meruit, negligence, fraud and violation of federal and state securities laws. The Company believes Plaintiffs' claims are without merit and is vigorously defending this matter. Because the Amended Stipulation, was approved by the U.S. Bankruptcy Court as part of the Plan, this action is permanently enjoined against those investors/creditors, and their successors and assigns, of Caside, Environmental Recovery Systems of Somerset, Inc. ("ERSS") and Silvia who elected to participate in the settlement.

     (3) DWIGHT SILVIA, ET AL., PLAINTIFF, V. RECYCLING INDUSTRIES, INC., DEFENDANT, U.S.D.Ct., D. Mass., Civil Action No. 97-12015-JLT.

     The Complaint in this action is a virtual word-for-word copy of the MITCHELL complaint and, thus, the same disclosure in that action applies here.

     (4) FERREIRA, ET AL., PLAINTIFFS, V. RECYCLING INDUSTRIES, INC., DEFENDANT, U.S.D.Ct., D. Mass., Civil Action No. 97-12660-JLT.

     The Complaint in this action is a virtual word-for-word copy of the MITCHELL AND DWIGHT SILVIA complaints and, thus, the same disclosure applies here.

     (5) ROCHA, PLAINTIFF, V. JOHN SILVIA, JR. ET AL., DEFENDANTS, Mass. Superior Court, Bristol Div., Civil Action No. 9501347.

     The Complaint alleges that Plaintiff, individually and as trustee of the U.N. Trust, was fraudulently induced to invest $15,000 in Caside Associates by signing a "Promissory Note, Security and Assignment Agreement," which funds have not been returned to Plaintiff. That is scheduled for January 19, 1999.
Because the Amended Stipulation was approved by the U.S. Bankruptcy Court as part of the Plan, this action is permanently enjoined against Rocha.

ANGLO METAL LITIGATION

     (1) RECYCLING INDUSTRIES, INC., ET AL., PLAINTIFFS, V. ROBERT C. ROME, DEFENDANT, U.S.D.Ct., D. Colo., Civil Action No. 97-D-128, consolidated with ANGLO METALS, INC., PLAINTIFF, V. RECYCLING INDUSTRIES, ET. AL., DEFENDANTS, Bankr. S.D. Texas, Adversary No. 97-2024-C.

     The Company and a subsidiary, Recycling Industries of Texas, Inc. ("RITI"), sought actual and consequential damages in a undetermined amount for fraud by misrepresentation, deceit by nondisclosure and concealment and breach of contract in connection with the acquisition of Anglo Iron & Metals in December 1995. Alternatively, the complaint sought specific performance of Mr. Rome's obligations under his agreement with the Company. As described below, this matter was settled along with the following action.

     (2) ANGLO METALS, INC., PLAINTIFF, V. RECYCLING INDUSTRIES, ET. AL., DEFENDANTS, Bankr. S.D. Texas, Adversary No. 97-2024-C.

     The Complaint alleged that the Company and RITI failed to perform certain obligations under their agreement to acquire substantially all the assets of Anglo Metals, Inc. in December 1995.

Plaintiff sought damages in excess of $3.255 million for breach of contract, fraud and conversion. Alternatively, the Complaint sought to rescind the agreements executed by the Company and RITI to acquire substantially all the assets of Anglo Metals, Inc.

     SETTLEMENT AGREEMENT.

     On September 28, 1998, the Company, Recycling Industries of Texas, inc., Anglo Metal, Inc., Anglo Iron & Metal Company (collectively "Anglo"), Robert C. Rome ("Rome") and Union Pacific railroad Company ("UP") entered into a Settlement Agreement regarding each of the foregoing actions (the "Settlement"). Under the terms of the settlement, in exchange for the release of all claims against the Company , the Company paid Rome $438,122, Anglo $ 68,000 and placed $700,000 into escrow for the remediation of certain properties owned by Rome and Anglo. In addition, the Company acquired the real property underlying its San Juan and Harlingen, Texas facilities from the UP for a purchase price of $65,000 and agreed to remediate these properties pursuant to the Texas Voluntary Cleanup Program. Of the aggregate settlement amount of $1,206,122, $928,762 was funded through the sale of shares of the Company's common stock that were issued to Anglo as part of the acquisition in December 1995.

OTHER LITIGATION

     DEPARTMENT OF TOXIC SUBSTANCES CONTROL V. INTERSTATE NON-FERROUS CORPORATION; SAN FERNANDO MOTORS, INC. V. A-1 METAL MARKET, U.S. District Court for the Eastern District of California, Docket No. CV-F-97-5016 OWW DLB

     The Company's wholly-owned subsidiary, Nevada Recycling, Inc. (the "NV Subsidiary") is one of 94 entities named in a third party complaint filed by San Fernando Motors seeking indemnification and contribution for contamination at a site referenced as "the Mobile Smelting facility" located in or near Mojave, California. This action arises out of a complaint filed against San Fernando Motors and others allegedly responsible for response, removal and remedial costs in connection with hazardous waste contamination at the Mobile Smelting site. This action is in the preliminary stages. The Company is vigorously defending against this action.

     WEISSMAN FINANCIAL V. WEISSMAN INDUSTRIES, INC., RECYCLING INDUSTRIES, INC., GENERAL ELECTRIC CAPITAL CORP. AND COAST BUSINESS CREDIT, A DIVISION OF SOUTHERN PACIFIC THRIFT AND LOAN, Iowa District Court for Black Hawk County, No. EQCV081771.

     This is a foreclosure action brought by Weissman Financial ("Weissman") on its mortgage encumbering the real property and equipment owned by the Company's wholly-owned subsidiary, Weissman Industries, Inc. (the "Mortgage"). The Mortgage secures the Company's performance under the terms of an agreement between the Company and Weissman under which the Company guaranteed the value of certain shares of Common Stock owned by Weissman to be $4.125 per share (the "Price Guaranty"). Under the terms of the Price Guaranty, Weissman has demanded that the Company pay $900,900 to Weissman as the guaranteed value of 218,400 shares of Common Stock. The Company believes that Weissman has agreed to a modification of the Price Guaranty that would make foreclosure of the Mortgage wrongful at this time. Accordingly, the Company has commenced litigation against Weissman to enforce the terms of the Price Guaranty, as amended.


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's shareholders during the fourth fiscal quarter ended September 30, 1998.

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

DEFAULT UNDER CREDIT AGREEMENTS

During Fiscal 1998, the Company's cash flows from current operations, availability under its existing credit facilities and additional financing obtained by the Company were insufficient to satisfy the Company's cash flow requirements for operating activities, investing and financing activities and debt service. As a result of these cash flow difficulties and operating losses, as of September 30, 1998 and continuing as of December 31, 1998, the Company is in default under certain non-payment related terms of its Senior Credit Facility and the Indenture related to the Company's $110 million of Subordinated Notes issued in December 1997 and April 1998. If the Company is not successful in restructuring these agreements or is unable to cure or obtain a waiver of its defaults, its lenders could commence foreclosure proceedings against substantially all of the Company's assets which are pledged as collateral for the Senior Credit Facility, force the Company into reorganization or exercise other remedies which may be adverse to the Company.

IMMEDIATE AND FUTURE CAPITAL REQUIREMENTS

The Company had negative cash flow from operating activities of $4.6 million and $4.0 million for the years ended September 30, 1998 and 1997, respectively, and continues to seek additional capital from time to time. In order to continue its acquisition strategy, the Company will require significant additional capital to finance acquisitions. In addition to financing required for acquisitions, metals recycling companies such as the Company have substantial ongoing working capital requirements, capital equipment requirements in order to continue to operate and grow and capital requirements related to the increasing costs to comply with more stringent environmental and governmental regulations. In order to remain competitive, the Company must continue to make significant investments in capital equipment. Due to the significant resources required by the Company to finance acquisitions, the company may need to seek equity or debt financing to fund future improvements and expansion of its metals recycling business. There can be no assurance that such financing will be available when needed or that, if available, it will be on satisfactory terms. The failure to obtain financing would hinder the Company's ability to make continued investments in capital equipment and pursue expansion, which would materially adversely affect results of operations. The Company will have to obtain additional capital through either debt or equity financing in order to continue its acquisition strategy. There can be no assurance that the Company will be able to obtain such financing on terms acceptable to the Company.

At September 30, 1998, the Company was in default under certain provisions of the Senior Credit Facility. Further, at December 31, 1998, the Company was not able to make its scheduled interest payments due on its subordinated debt. While the Company has 30 days in which to cure such payment default, it is unlikely that the Company will be able to secure sufficient financing to cure such default. The Company's results of operations through December 31, 1998 were insufficient to allow it to make its regularly scheduled interest payment under the terms of its subordinated debt agreement.

The Company requires significant additional funds to continue its operations past December 31, 1998. While the Company is pursuing every avenue to secure such additional financing, there can be no assurance that such financing will be available to the Company.

SUBSTANTIAL LEVERAGE

The Company has substantial indebtedness and, as a result, significant debt service obligations. As of September 30, 1998, the Company had approximately $228.1 million of total indebtedness. As of September 30, 1998, the Company had, net of the Caside litigation reserve, an aggregate of $4.54 million available for borrowing under its Senior Credit Facility. The Company's ability to satisfy its debt obligations will depend on its future operating performance, which will be affected by prevailing economic conditions and financial, business and other factors, certain of which are beyond the Company's control.

The degree to which the Company is leveraged could have important consequences to holders of the Company's Common Stock, including: (i) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired; (ii) a substantial portion of the Company's cash flows from operations may be dedicated to the payment of principal and interest on its indebtedness, thereby reducing the funds available to the Company for its operations; (iii) certain portions of the Company's indebtedness contain financial and other restrictive covenants, including those restricting the incurrence of additional indebtedness, the creation of liens, the payment of dividends, sales of assets and the making of investments; (iv) certain portions of the Company's borrowings are and will continue to be at variable rates of interest which exposes the Company to the risk of greater interest rates; and (v) the Company may be more leveraged than certain of its competitors, which may place the Company at a relative competitive disadvantage and make the Company more vulnerable to changing economic conditions. As a result of the Company's current level of indebtedness, its financial capacity to respond to market conditions, capital needs and other factors may be limited.


POTENTIAL INSOLVENCY OF SUBSIDIARIES

The Company has temporarily suspended metals processing operations at two of its subsidiaries, specifically Mid-America Shredding, Inc. and Anglo Metals, Inc. The Company expects to continue operations at these facilities when market conditions improve. While these subsidiaries are still considered to be partially operational, there can be no assurance that these subsidiaries will become fully operational in the future and therefore could be deemed insolvent. The insolvency of subsidiaries is in violation of a provision under both the Senior Credit Facility and the Indenture covering its Subordinated Notes due in 2005. Failure to remedy these violations could have a material adverse effect on the Company's business, results of operations and financial condition.

INABILITY TO COMPLETE ACQUISITIONS

The Company seeks to grow its business primarily through acquisitions. However due to current conditions in the steel industry and the Company's violation of certain provisions of its Senior Credit Facility and the Indenture covering its Subordinated Notes, the Company is not currently able to pursue its acquisition strategy. There can be no assurance that the Company will be able to resume its acquisition strategy and, that if it does, that the Company will be able to identify suitable acquisition candidates, consummate any such transactions on favorable terms, or obtain financing on terms that are acceptable to the Company.

ACCUMULATED DEFICIT AND NET LOSSES

At September 30, 1998, the Company's accumulated deficit was $48.1 million, compared to a deficit of approximately $10.7 million at September 30, 1997. The Company had a loss before extraordinary charges of $25.7 million for the year ended September 30, 1998 as compared to net income of $1.1 million for the year ended September 30, 1997, and a net loss of $3.0 million for the year ended September 30, 1996. There can be no assurance that the Company will be able to operate profitably on a consistent basis.

NEGATIVE CASH FLOW AND NEED FOR ADDITIONAL CAPITAL

The Company had negative cash flow from operating activities of $4.6 million and $4.0 million for the years ended September 30, 1998 and 1997, respectively, and continues to seek additional capital from time to time. Metals recycling companies such as the Company have substantial ongoing working capital requirements, capital equipment requirements in order to continue to operate and grow and capital requirements related to the increasing costs to comply with more stringent environmental and governmental regulations. In order to remain competitive, the Company must continue to make significant investments in capital equipment. There can be no assurance that financing to make such investments will be available when needed or that, if available, it will be on satisfactory terms. The failure to obtain financing would hinder the Company's ability to make continued investments in capital equipment and pursue expansion, which could materially adversely affect results of operations. The Company will have to obtain additional capital through either debt or equity financing in order to continue its acquisition strategy. There can be no assurance that the Company will be able to obtain such financing on terms acceptable to the Company.

DECLINE IN MARKET CAPITALIZATION

The price of the Common Stock has historically been volatile. Recently, the Common Stock has experienced a significant diminution in value. As of January 8, 1999, the Company's stock price was $1.09. Based on approximately 34.5 million fully diluted shares using the Treasury Stock Method, this represents a market capitalization of $37.6 million, representing a decrease of $250.4 million or 86.9% as compared to a high of $288.0 million during the preceding 52-week period. If the Company's stock price declines to less than $1.00 per share and remains below $1.00 per share for a period of 30 consecutive days, the Company will be at risk of being delisted by the NASDAQ Stock Market which would decrease the attractiveness of the Company's common stock as an investment and make it more difficult for the Company to attract additional equity capital. In addition, under certain circumstances the Company will be required to issue Common Stock pursuant to automatic conversion provisions of preferred stock issued in connection with several of its acquisitions. At current levels, such issuances would have a significant dilutive effect on the share price of the Common Stock. In the past, following periods of volatility in the market price of a company's securities, class action securities litigation has often been instituted against such company. Any such litigation instigated against the Company could result in substantial costs and a diversion of management's attention and resources, which could have a material adverse effect on the Company's business, results of operations and financial condition.

DEPENDENCE ON KEY CUSTOMERS AND CREDIT RISK

Each of the Company's facilities is economically dependent on a small number of significant customers. Concentrations of credit risk with respect to trade receivables exist due to large balances with a few customers. At September 30, 1998 and 1997, accounts receivable balances from significant customers were $2.2 million and $3.3 million or 7% and 38%, respectively, of the total accounts receivable balance. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains an allowance for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations. At September 30, 1998 and 1997 the allowance for doubtful accounts was $1.3 million and $4,000 respectively.

Customers are located throughout the Midwest, Southeast and Western regions of the United States and Mexico. Sales to one customer in Mexico comprised 1.1%, 11.5% and 15.4% of consolidated net sales for the years ended September 30, 1998, 1997 and 1996, respectively. The David J. Joseph Company, which is one of the Company's major customers for processed scrap, is also a major competitor of the Company in the market for unprocessed scrap. The Existing Facilities recently acquired have had, and any future acquisitions could have, a material effect on the concentration of the Company's key customers.

In connection with the sale of the Company's products, the Company generally does not require collateral as security for customer receivables. Certain of the Company's subsidiaries have significant balances owing from customers that operate in cyclical industries and under leveraged conditions that may impair the collectibility of these receivables. Failure to collect a significant portion of amounts due on these receivables could have a material adverse effect on the Company's results of operations or financial condition.

MARKET CONSIDERATIONS AND EXPOSURE TO SCRAP PRICE FLUCTUATIONS

Sales prices for processed scrap metal are cyclical and seasonal in nature and are subject to local, national and international economic conditions. The Company's operating results are dependent upon the strength of the national economy and, in particular, the domestic steel industry. The demand for processed ferrous and non-ferrous scrap is subject to general economic, industry and market-specific conditions beyond the Company's control, which may result in periodic fluctuations in the sales prices of the Company's products. The Company is unable to hedge against changes in ferrous scrap prices and attempts to minimize this risk by maintaining low inventory levels of raw and processed scrap and by establishing firm prices with its larger customers at the beginning of each month.

LIMITED COMBINED OPERATING HISTORY

The Company commenced its metals recycling operations upon the acquisition of its Nevada facility in May 1994. Prior to May 1994, the Company generated operating losses and negative cash flow as a development stage enterprise pursuing the development of technology to recycle municipal solid waste. These losses occurred, among other reasons, because the Company was unable to obtain the requisite state and local permits in order to commence construction of municipal solid waste recycling facilities. As a result, the Company ceased its pursuit of the municipal solid waste business. Since May 1994, the Company has acquired 35 metals recycling facilities in 11 states. Twenty nine of these acquisitions were consummated since December 1997. The Company has only a limited combined history for its current facilities and has been unable to consistently generate net income and cash flow from these facilities. There can be no assurance that the Company's existing operations or those acquired in any future acquisition, will generate sufficient cash flow to fund the future operations of the Company.

RISKS RELATED TO THE COMPANY'S ACQUISITION STRATEGY

The Company's objective is to increase its revenues and earnings and expand the markets it serves through the acquisition of additional metals recycling facilities. Accordingly, the Company's future growth will depend in large part on its ability to acquire additional metals recycling facilities as well as on its ability to manage expansion, control costs in its operations and consolidate assets acquired into existing operations. There can be no assurance that the Company will be able to identify, acquire or profitably manage additional facilities or successfully integrate their operations without substantial costs, delays or other unanticipated problems. There can be no assurance that acquired companies will achieve sales and profitability that justify the Company's investment. Acquisitions involve a number of risks, which may include the following: adverse short-term effects on the Company's reported operating results and cash flows; diversion of management's attention; dependence on retraining, hiring and training key personnel; risks associated with environmental and legal liabilities; significantly higher capital expenditures and operating expenses; failure to maintain uniform standards, controls, and policies; impaired relationships with employees and customers as a result of changes in management; increased expenses for accounting and computer systems (including, but not limited to, reprogramming such computer systems to effectively handle transactions in the year 2000 and beyond); and the effects of amortization of acquired intangible assets, such as goodwill. Some of the risks could have a material adverse effect on the Company's operations and financial performance. As the Company continues to expand, the Company will be required to supplement its current management team in order to effectively manage the acquired entities and successfully implement its acquisition and operating strategies.

Financial instruments that potentially subject the Company to significant concentrations of credit risk are primarily trade accounts receivable. The Company sells its products primarily to scrap brokers and steel mills located in the United States. Generally, the Company does not require collateral or other security to support customer receivables. Historically, the Company's wholly-owned subsidiaries have not experienced material losses from the noncollection of receivables, however, certain of the Company's subsidiaries have significant balances owing from customers that operate in cyclical industries and leveraged conditions which may impair the collection of such receivables.

DEPENDENCE ON SCRAP SUPPLIERS

The Company's scrap recycling operations are dependent upon the supply of scrap materials from its suppliers. Few of such suppliers are bound by long-term supply arrangements; therefore, they have no obligation to supply scrap materials to the Company. In the event that substantial numbers of scrap suppliers cease supplying scrap materials to the Company, the financial condition and results of operations of the Company would be materially and adversely affected.

COMMODITY PRICE RISK

Although the Company has a policy of turning over its inventory of raw or processed scrap metals as rapidly as possible, the Company is exposed to commodity price risk during the period that it has title to products that are held in inventory for processing and/or resale. Prices of commodities can be volatile due to numerous factors beyond the Company's control, including general economic conditions, labor costs, competition, availability of scrap metal substitutes, import duties, tariffs and currency exchange rates. In an increasing price environment, competitive conditions may limit the Company's ability to pass on price increases to its customers. In a decreasing price environment, the Company may not have the ability to fully recoup the cost of raw scrap it processes and sells to its customers. The lack of long-term purchase agreements with the Company's significant customers also may exacerbate this risk.

POTENTIAL UNAVAILABILITY OF TRANSPORTATION

Transportation cost is a significant factor in the sale of processed scrap and limits the geographic market in which processed ferrous scrap may be sold. The Company ships processed ferrous and non-ferrous scrap to its customers by truck, rail car and barge. The Company competes for available shipping space on each of these methods of transportation. The Company has not entered into any long-term contracts for transportation and the unavailability of transportation could have a material adverse effect on the Company's financial condition and results of operations.

THE USE OF SCRAP ALTERNATIVES

The increased demand for scrap by the expanding mini-mill industry has caused an unusual tightness in the supply and demand balance for steel scrap. The relative scarcity of scrap, particularly the cleaner grades, and its high price have created opportunities for producers of scrap alternatives, or scrap substitutes. These are produced by reducing oxygen out of iron ore to produce a metallic generally consisting of iron and carbon. Although scrap alternatives have not been a major factor in the industry to date, there can be no assurance that if the price of scrap rises and if the levels of available unprepared ferrous scrap decrease, the use of scrap alternatives may increase. Any significant increase in production of scrap alternatives could have a material adverse effect on the financial condition and results of operations of the Company.

CONTROL BY PRINCIPAL SHAREHOLDER AND ANTI-TAKEOVER PROVISIONS

As of September 30, 1998, Thomas J. Wiens, the Company's Chairman and Chief Executive Officer, beneficially owned 6,184,103 shares of the Company's Common Stock, representing approximately 27.3% of the issued and outstanding shares.
As a result, Mr. Wiens will have sufficient voting power to significantly influence the election of the Company's board of directors and to determine the results of other matters submitted to a vote of stockholders. The concentration of ownership may have the effect of delaying or preventing a change of control of the Company.

The Company's Amended and Restated Articles of Incorporation contain certain provisions which may inhibit a change of control of the Company. These include scaled voting provisions that, upon a determination by the Company's Board of Directors, may limit the voting rights of any person or entity that becomes a "Substantial Stockholder," defined as any stockholder designated by the board who is the beneficial owner of 10% or more of the Company's Common Stock, including shares issuable pursuant to any agreement or upon the exercise of any conversion rights, options or warrants. All shares of Common Stock owned by a Substantial Stockholder in excess of 10% will not be entitled to any voting rights and will be deemed not outstanding for purposes of determining a quorum. The Company also has the right to redeem all or a portion of the Common Stock owned by a Substantial Stockholder at redemption prices which may be less than the market price of the Common Stock. These provisions may discourage a party from making a tender offer or otherwise attempting to take control of the Company. The Board of Directors has not determined any person or entity to be a Substantial Stockholder. The Company's charter also authorizes the issuance of 10,000,000 shares of preferred stock, the terms of which are to be determined by the Board of Directors at the time of issuance.

As of September 30, 1998, if all fo the Company's outstanding Preferred Stock was Converted into Common Stock in accordance with its terms, the Company would issue 10,491,218 shares of Common Stock to the Holders of such Preferred Stcok.

COMPETITION

The scrap market is regionally competitive both in the purchase of raw scrap and the sale of processed scrap. The Company competes for purchases of raw scrap with numerous independent recyclers as well as with smaller scrap yards. The Company's primary competition for processed scrap sales to its customers are other regional or local metals recyclers.

The primary competitive factors in both the purchase and sale of scrap are price, shipping costs availability and processing capability. In addition, the sale of processed scrap is affected by the reliability of the metals recycler as a source of supply and the quality of its processed scrap. The Company believes that its professional management team, quality of processed scrap and emphasis on customer service enable it to compete favorably in its markets. In addition, the Company believes that its national growth strategy will increase its market exposure to large purchasers of processed scrap, thereby giving it a competitive advantage relative to independent local and regional metals recyclers.

The Company competes on a regional and local basis with a large number of other scrap metals processors, some of which may have greater financial, marketing and other resources than the Company and several of which are public companies. The Company may also face competition for acquisition candidates from these public companies, most of whom acquired a number of scrap metals processors during the past decade. The Company also competes to a lesser extent with primary metals producers, who typically sell directly only to very large customers requiring regular shipments of large volumes of metals. Other smaller metals processors may also seek acquisitions from time to time.

The Company believes that, because of the economic, environmental and zoning impediments to establishing a new metals recycling facility, few new facilities will be constructed in the foreseeable future. Specifically, the Company believes that the following factors will limit construction of new recycling facilities: (i) the scarcity of potential sites that are properly zoned for scrap metal recycling and have access to rail or other cost-effective means of transportation; (ii) increasingly restrictive environmental regulations; and
(iii) the long-established relationships between existing scrap metal recyclers, their customers and sources of supply.

As a result of upward price trends in the price of processed ferrous scrap, some mini-mills are examining alternatives to processed steel scrap, such as pre-reduced iron pellets, as a feedstock for EAFs. The Company believes, however, that such alternatives to processed ferrous scrap will be used primarily as a supplemental feedstock to permit EAFs to produce higher grade products, increasing the potential market for EAF-produced steel and possibly increasing the demand for processed ferrous scrap in the aggregate. Although a significant increase in the usage of scrap alternatives by mini-mills could have an adverse effect on the demand for processed ferrous scrap, current domestic production of scrap alternatives is approximately 0.8 million tons per year, or less than 3% of domestic scrap requirements. Of the approximately 225 million metric tons of steel per year that are produced on a world-wide basis in mini-mills, scrap alternatives have only grown to about 30 million metric tons per year, approximately 13% of present global mini-mill iron unit supply

ENVIRONMENTAL MATTERS

The Company's facilities and operations are currently engaged in environmentally sensitive businesses and, as such, are subject to a wide range of federal, state and local environmental laws and regulations. Like many of its competitors, the Company has incurred, and will continue to incur, substantial capital costs and other expenses in complying with such laws and regulations, including those relating to wastewater and stormwater discharges, the treatment, storage and disposal of solid and hazardous wastes and the remediation of contamination associated with the release of hazardous substances.

In particular, the Company is involved in investigative and remedial activities under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and analogous state statutes with respect to contamination at certain of its current properties. Such laws may impose joint and several liability on the Company for the costs of investigation and remediation of such contaminated properties, regardless of fault or the legality of the original disposal. In addition, due to the nature of the Company's operations and the potential for recurrence of subsurface soil contamination, there is a high probability that additional removal or remediation activities will be required from time to time.

The Company's operations produce substantial volumes of waste. In the course of processing ferrous and non-ferrous metals, the Company's procedures are designed to inspect all inbound material several times prior to and during processing to screen out matter that may be considered "hazardous materials" under various environmental laws, including CERCLA and Resource Conservation Recovery Act ("RCRA"). Such materials may be contained in the Company's feed stream, which includes unprocessed items such as automobile bodies, light fixtures, construction debris, industrial machinery and other items manufactured or fabricated primarily out of ferrous or non-ferrous metals that are acquired and processed by the Company through its shredder operations. While the Company screens the feed stream for hazardous materials and rejects high-risk items such as transformers, batteries, PCB contaminated transformers, equipment containing freon or any sealed or closed-end barrels of material, certain items in the feed stream may inadvertently contain hazardous materials that end up in shredder fluff, the by-product of shredder operation. The Company generally disposes of shredder fluff at municipal or private landfills on a truckload basis. Such disposal is pursuant to long-term contracts. To avoid classification as a hazardous waste, shredder fluff must pass toxic leaching tests under certain environmental laws. The Company's screening of the feed stream and periodic independent testing of the company's facilities, have been designed to process shredder fluff suitable for disposal in municipal or private landfills.

Nonetheless, because of the volume and condition of these screened materials, certain items containing hazardous or toxic substances may inadvertently proceed through inspection and shredding and be disposed of in shredder fluff. Therefore, contamination heretofore unknown to the Company at the Company's facilities or at sites to which the Company sent wastes may be identified and become the subject of future investigative and remedial actions. In addition, changes in the environmental laws or testing methods with respect to shredder fluff may change the classification and availability of suitable disposal sites for shredder fluff, resulting in significant additional expense to the Company. Finally, hazardous materials through inadvertent spillage or improper disposal may contaminate the premises upon which the Company's operations are conducted, although the Company believes that such contamination will not have a material impact on the Company's operations or financial condition.

There are no capital expenditures planned for new environmental control equipment, although changes in environmental laws may require such expenditures in the future. The Company cannot predict the amount of such expenditures, if any, to comply with future changes in environmental laws or whether such costs can be passed on to its customers through increases in the price of processed scrap. Accordingly, there can be no assurance that such costs will not have a material adverse effect on the Company's operations or financial condition.

In addition, many of the Company's present and former facilities have or had been in operation for several decades and, over such time, such facilities have generated and disposed of wastes which are or may be considered hazardous under CERCLA. Prior to and as a condition to the consummation of any new acquisition, the Company performs subsurface soil and groundwater testing of the target company's facilities in order to identify potential conditions of noncompliance with applicable environmental laws and regulations. In many cases, such testing has identified the presence of such contamination in subsurface soil or groundwater and the Company has taken steps to address such conditions. However, the Company has not fully assessed the scope of potential soil and groundwater contamination at all of its present or former facilities. In particular, the Company has not fully assessed its scrap metal storage areas because materials stored in these areas precluded sampling. Therefore, the Company does not have sufficient information to estimate the aggregate liability which may arise with respect to the potential presence of contamination at such facilities or any facilities that may be acquired in the future. Such contamination, if present, could result in a material adverse effect on the Company's business or financial condition.

In pursuing its acquisition strategy the Company typically finds that certain acquired entities have unresolved environmental liabilities. The Company typically requires such entities to fund an escrow account (with a portion of the acquisition purchase price) in an amount sufficient to satisfy the cost of these environmental liabilities. However there can be no assurance that the amounts included in such escrow accounts will be sufficient to cover all potential environmental liabilities. In addition, because a large portion of such escrow amounts is comprised of convertible preferred stock, the value of which is based on the capital markets, there can be no assurance that the full escrow amounts will be available on a timely basis to pay for environmental liabilities.

RELIANCE ON KEY PERSONNEL

The Company's operations are dependent on a limited number of key personnel, including the Company's Chairman and Chief Executive Officer, Thomas J. Wiens, its Vice Chairman, Luke F. Botica and its Vice President and Chief Operating Officer, Harold "Skip" J. Rouster. The loss of any or all of these individuals or other key employees or the inability to attract additional qualified employees could have a material adverse effect on the Company's financial condition and results of operations. The Company has entered into employment arrangements with Mr. Wiens, Mr. Botica, and Mr. Rouster.

THE USE OF SCRAP ALTERNATIVES

The relative scarcity of scrap, particularly the cleaner grades, and its price, have created opportunities for producers of scrap alternatives, or scrap substitutes. These substitutes are produced by reducing oxygen out of iron ore to produce a metallic generally consisting of iron and carbon. Although scrap alternatives have not been a major factor in the industry to date, if the price of scrap were to rise and the levels of available unprepared ferrous scrap continue to decrease, the use of scrap alternatives may increase. Any significant increase in production of scrap alternatives could have a material adverse effect on the financial condition and results of operations of the Company.

EQUIPMENT MAINTENANCE

Due to the nature of the items handled by the Company and the operation of shredding equipment, each of the Company's facilities maintains a comprehensive maintenance program. To reduce costs, each facility has its own maintenance and repair personnel. The Company also has the ability to fabricate certain parts of its operating equipment to meet the needs of a particular facility. Periodically, the Company may be required to shut down its processing equipment for maintenance. Any shutdown for an extended period of time could have an adverse impact on the Company's operations.

The Company requires significant additional funds to continue its operations past December 31, 1998. While the Company is pursuing every avenue to secure such additional financing, there can be no assurance that such financing will be available to the Company.

ITEM 5 - MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The Company's Common Stock has been quoted on the NASDAQ National Market since July 18, 1996 under the symbol "RECY." Prior to its approval for quotation on the NASDAQ National Market, the Common Stock was quoted on the NASDAQ SmallCap Market under the symbol "RECY."

The following table presents the high and low bid quotations for the Company's Common Stock as reported on the NASDAQ National Market and, prior to July 18, 1996, the NASDAQ SmallCap Market, for each full quarterly period during the fiscal years ended September 30, 1998 and 1997. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

           -----------------------------------------------------------
                                                   COMMON STOCK
                                              HIGH                LOW
           -----------------------------------------------------------
            FISCAL 1998:
              First Quarter                  $8.28               $5.13
              Second Quarter                  6.69                5.06
              Third Quarter                   7.50                5.50
              Fourth Quarter                  6.19                1.59


            FISCAL 1997:
              First Quarter                  $3.63               $1.44
              Second Quarter                  1.75                1.00
              Third Quarter                   2.06                1.28
              Fourth Quarter                  7.00                1.72
           -----------------------------------------------------------

As of September 30, 1998, there were approximately 720 record holders of Common Stock and, based upon the information available to it, the Company believes there are approximately 2,000 beneficial owners of its Common Stock.

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

                                       PART II

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



(THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------
                                                                        PRO                      PRO                      PRO
                                                                       FORMA                    FORMA                    FORMA
                                                                        (2)                      (2)                      (2)
                                  1994(1)    1995(4)       1996(4)     1996        1997(4)      1997         1998(3)     1998
----------------------------------------------------------------------------------------------------------------------------------
STATEMENT OF
  OPERATIONS:
----------------------------------------------------------------------------------------------------------------------------------
Net Sales                      $   4,831   $  13,812    $  27,619   $ 294,765    $  62,424   $ 344,405    $ 239,359   $ 325,119
----------------------------------------------------------------------------------------------------------------------------------
Operating income (loss)        $    (939)  $     664    $  (2,224)  $  11,534    $   3,024   $  34,175    $  (5,211)  $   5,509
----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) from
  continuing operations
  net of income taxes          $  (1,142)  $   1,009    $  (2,961)  $ (10,156)   $   1,076   $   6,085    $ (25,652)  $ (24,123)
----------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per
  share from continuing
  operations net of
  income taxes                 $   (0.46)  $    0.12    $   (0.29)  $   (0.85)   $    0.05   $    0.20    $   (1.44)  $   (1.17)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
----------------------------------------------------------------------------------------------------------------------------------
Total Assets                   $   9,618    $ 10,297    $  34,855   $ 287,298    $  55,079   $ 295,803    $ 304,281   $ 304,281
----------------------------------------------------------------------------------------------------------------------------------
Long-term Debt                 $     519    $  2,152    $  12,018   $ 195,760    $  29,456   $ 213,198    $   4,335   $   4,335
----------------------------------------------------------------------------------------------------------------------------------
Total Liabilities              $   6,852    $  3,843    $  19,192   $ 222,988    $  36,904   $ 240,700    $ 264,093   $ 264,093
----------------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity           $   2,766    $  6,454    $  14,163   $  51,099    $  16,675   $  53,603    $  38,688   $  38,688
----------------------------------------------------------------------------------------------------------------------------------
EBITDA (5)                     $    (547)   $  1,489    $  (1,023)  $  22,544    $   5,619   $  46,734    $   6,491   $  20,402
----------------------------------------------------------------------------------------------------------------------------------


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

(2) The pro-forma data gives effect to the acquisitions of Anglo Iron & Metal (December 1995), Mid-America Shredding (April 1996), Weissman Iron & Metal (August 1996), Addlestone Recycling Corporation (April 1997), Addlestone International Corporation (June 1997), Lans, Brenner, Grossman, Central, Jacobson, and United (December 1997), D.H. Griffin (April 1998), Ferex, Republic, Peanut City, Pro Recycling, McKinney, and C&J Crushing (May 1998) if each had occurred at the beginning of the periods presented. In addition, the pro forma information is based upon available information and certain assumptions and adjustments.

(3) The historical operating results for the year ended September 30, 1998 are not comparable to those of the corresponding periods ended September 30, 1997, 1996 and 1995 due to the acquisitions of Anglo Iron & Metal (December 1995), Mid-America Shredding (April 1996), Weissman Iron & Metal (August 1996), Addlestone Recycling Corporation (April 1997), Addlestone International Corporation (June 1997), Lans, Brenner, Grossman, Central, Jacobson, and United (December 1997), D.H. Griffin (April 1998), Ferex, Republic, Peanut City, Pro Recycling, McKinney, and C&J Crushing (May 1998).

(4) The historical operating results for the year ended September 30, 1997 are not comparable to those of the corresponding periods ended September 30, 1996 and 1995 due to the acquisitions of Anglo Iron & Metal (December 1995), Mid-America Shredding (April 1996), Weissman Iron & Metal (August 1996), Addlestone Recycling Corporation (April 1997), and Addlestone International Corporation (June 1997).

(5) EBITDA ("Earnings Before Interest, Taxes, Depreciation and Amortization") represents operating income plus depreciation and amortization. The Company has included EBITDA (which is not a measure of financial performance under generally accepted accounting principles) because it understands such data is used by certain investors to determine the Company's ability to service its indebtedness. EBITDA is not a substitute for income from continuing operations, net income, or cash flows presentation under generally accepted accounting principles.


ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ALL STATEMENTS CONTAINED WITHIN THE MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, THAT ARE NOT STATEMENTS OF HISTORICAL FACT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 21E OF THE SECURITIES EXCHANGE ACT. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT COULD CAUSE THE ACTUAL RESULTS OF THE COMPANY TO BE MATERIALLY DIFFERENT FROM HISTORICAL RESULTS OR FROM ANY FUTURE RESULTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. READERS ARE URGED TO CONSIDER STATEMENTS THAT INCLUDE THE TERMS "BELIEVES," "BELIEF," "EXPECTS," "PLANS," "ANTICIPATES," "INTENDS" OR THE LIKE TO BE UNCERTAIN AND FORWARD-LOOKING. FORWARD-LOOKING STATEMENTS ALSO INCLUDE PROJECTIONS OF FINANCIAL PERFORMANCE, STATEMENTS REGARDING MANAGEMENT'S PLANS AND OBJECTIVES AND STATEMENTS CONCERNING ANY ASSUMPTIONS RELATING TO THE FOREGOING. CERTAIN IMPORTANT FACTORS REGARDING THE COMPANY'S BUSINESS, OPERATIONS AND COMPETITIVE ENVIRONMENT, WHICH MAY CAUSE ACTUAL RESULTS TO VARY MATERIALLY FROM THESE FORWARD-LOOKING STATEMENTS, ARE DISCUSSED ABOVE UNDER THE CAPTION "SPECIAL CONSIDERATIONS."

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

The Company has completed several acquisitions, each of which was financed in part by borrowings and the issuance of common and/or preferred stock. See "Recent Acquisitions." The acquisitions have been accounted for using the purchase method of accounting and the operating results of the entities have been included in the Company's consolidated financial statements since the date of acquisition. Management believes these acquisitions will have a positive impact on the Company's future results of operations and that the historical results of operations of the acquired companies do not reflect the operating efficiencies and improvements that the Company seeks to achieve by integrating the acquired businesses into the Company's operations. The Company plans to integrate certain functions such as administration, finance and information systems which may be duplicated at certain newly acquired companies. If there are downturns in the markets for the Company's products, as occurred in Fiscal 1998, or if the Company is unable to successfully integrate acquired operations and realize operating efficiencies, the Company's operating results will be adversely effected.

The principal elements of the Company's cost of sales are raw materials, direct labor and manufacturing overhead. The Company seeks to partially offset fluctuations in raw material costs by entering into supply arrangements with certain customers, none of which is material to the Company's operations. The Company purchases and processes many different grades of ferrous and non-ferrous material with varying gross margins. Accordingly, the Company's overall gross margin is impacted by its material mix, raw material costs and its ability to efficiently process various ferrous and non-ferrous materials.

The following table sets forth selected statement of income data as a percentage of net sales for the periods indicated:

----------------------------------------------------------------------------
                                                         YEARS ENDED
 STATEMENT OF OPERATIONS DATA:                          SEPTEMBER 30,
----------------------------------------------------------------------------
                                                 1998      1997   1996
                                          ----------------------------------
 Net Sales                                   100.0%    100.0%    100.0%
 Cost of sales and operating expenses         90.1      88.4      96.3
                                          ----------------------------------
 Gross profit                                  9.9      11.6       3.7
 Selling, general and administrative          12.1       6.8      11.8
 expenses                                 ----------------------------------
 Operating income (loss)                      (2.2)      4.8      (8.1)
 Interest expense and other                    8.5       4.1       2.6
                                          ----------------------------------
 Earnings (loss) before income taxes and
     Extraordinary(loss)                     (10.7)      0.7     (10.7)
 Income tax benefit                             -        1.0        -
 Extraordinary (loss)                         (4.9)       -         -
                                          ----------------------------------
 Net earnings (loss)                         (15.6)      1.7     (10.7)
                                          ----------------------------------
                                          ----------------------------------
 EBITDA (1)                                    2.7       9.0      (3.7)
----------------------------------------------------------------------------

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

RECENT ACQUISITIONS

Since September 30, 1997, the Company directly or indirectly, through its subsidiaries, has consummated 13 acquisitions (the "Recent Acquisitions") for an aggregate purchase price of approximately $ 227 million. As the Recent Acquisitions were accounted for using the purchase method of accounting, the purchase price was allocated to the acquired assets at their estimated fair value. The Recent Acquisitions were financed in part with proceeds generated in May 1998 and December 1997 from the Credit Facility, the sale of Subordinated Debt and proceeds from the sale of the Company's Common Stock to various accredited investors in connection with the Credit Facility. The acquisitions were also financed in part from the issuance of the Company's Preferred and Common Stock to the owners of the acquired facilities.

The results of operations from the following acquisitions have been included in the Company's consolidated financial statements since the date of acquisition.

On May 29, 1998, the Company completed the acquisition of substantially all of the assets of McKinney Smelting, Inc. ("McKinney"), with operations in the McKinney, Texas area. The assets acquired from McKinney consist of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The total purchase price for McKinney was $2.9 million in cash.

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

On May 28, 1998, the Company acquired substantially all of the scrap metals recycling assets and business of Peanut City Iron & Metal Co., Inc. ("Peanut City"), a privately held metals recycler with operations in the Suffolk, Virginia area. The assets acquired from Peanut City consist of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The Company also purchased from Peanut City approximately three acres of real property, buildings and improvements used in the metals recycling business. The total purchase price for Peanut City was $3.4 million, comprised of $2.9 million in cash and 1,005 shares of the Company's Series J Redeemable Convertible Preferred Stock having a stated value of $0.5 million, or $500 per share.

On May 22, 1998, the Company acquired substantially all of the scrap metals recycling assets and business of Republic Alloys, Inc. ("Republic"), a privately held metals recycler and crane operator with operations in the Charlotte, North Carolina area. The assets acquired from Republic consist of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The Company also purchased approximately 13.5 acres of real property, buildings and improvements used in the metals recycling business. The total purchase price for Republic was $12.9 million, comprised of $10.2 million in cash, 5,080 shares of the Company's Series K Redeemable Convertible Preferred Stock having a stated value of $2.5 million, or $500 per share, and 30,000 shares of the Company's Common Stock, $.001 par value per share, having a stated value of $0.2 million, or $5.62 per share.

On May 22, 1998, the Company acquired substantially all of the scrap metals recycling assets and business of Pro Recycling, L.L.C. ("Pro Recycling"), a privately-held metals recycler with operations in the Milwaukee, Wisconsin area. The assets acquired from Pro Recycling consist primarily of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. As part of the transaction the Company also purchased from Lewinsky Iron and Metal and AA Investment three separate parcels of real property, buildings and improvements used in the metals recycling business of Pro Recycling. The total purchase price for Pro Recycling was $3.0 million, comprised of $2.5 million of cash and 1,030 shares of the Company's Series M Redeemable Convertible Preferred Stock valued at $0.5 million, or $500 per share.

On May 21, 1998, the Company acquired substantially all of the scrap metals recycling assets and business of C&J Crushing, Inc. ("C&J Crushing"), a privately held metals recycler with operations in the Landis, North Carolina area. The assets acquired from C&J Crushing consist primarily of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The Company also purchased from C&J Crushing approximately
3.5 acres of real property, buildings and improvements used in the metals recycling business. The total purchase price for C&J Crushing was $1.5 million, comprised of $1.2 million of cash and 580 shares of the Company's Series L Redeemable Convertible Preferred Stock valued at $0.3 million, or $500 per share.

On December 8, 1997, the Company acquired from Bertram Lans, Bruce Lans and Scott Lans all of the issued and outstanding capital stock of Wm. Lans Sons' Co., Inc. ("Lans"), a privately held metals recycler with operations in the South Beloit, Illinois, area. The assets owned by Lans consist of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The Company also purchased from an affiliate of Lans certain real property, buildings and leasehold improvements used in the metals recycling business. The total adjusted purchase price for Lans was $25.2 million, comprised of $22.0 million of cash and 9,072 shares of the Company's Series I 8% Redeemable Convertible Preferred Stock (the "Series I Preferred") having a stated value of $3.2 million. If not earlier redeemed or converted on December 8, 1999, the Series I Preferred will automatically convert into that number of shares of Common Stock having a market value on the date of conversion of not less than $3.2 million.

On December 5, 1997, the Company acquired substantially all of the scrap metals recycling assets and business of Brenner Companies, Inc. ("Brenner"), a privately held metals recycler with operations in the Winston-Salem, North Carolina area. The assets acquired from Brenner consist of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The Company also purchased from Brenner certain real property, buildings and leasehold improvements used in the metals recycling business. The total purchase price for the Brenner assets was $23.8 million, comprised of $15.7 million of cash, 14,000 shares of the Company's Series F 6.5% Redeemable Convertible Preferred Stock (the "Series F Preferred") having a stated value of $3.5 million, 14,000 shares of the Company's Series G 6.5% Redeemable Convertible Preferred Stock (the "Series G Preferred") having a stated value of $3.5 million and the assumption of $1.1 million of Brenner's deferred compensation liabilities.

If not earlier redeemed or converted on December 5, 2000, the Series F Preferred will automatically convert into that number of shares of Common Stock having an aggregate market value on the date of conversion of not less than $3.5 million. Brenner has the right to require the Company to find a purchaser of the shares of common stock received upon conversion of the Series F Preferred (the "Series F Conversion Shares") on or before December 5, 2000. If the sale of the Series F Conversion Shares yields net proceeds of less than $3.5 million, the Company will pay the difference to Brenner. If not earlier redeemed or converted on December 5, 2000, the Series G Preferred will automatically convert into that number of shares of Common Stock having an aggregate market value on the date of conversion of not less than $3.5 million.

On December 5, 1997, the Company acquired substantially all of the scrap metals recycling assets and business of Grossman Brothers Company, Inc. and Milwaukee Metal Briquetting Co., Inc. (collectively "Grossman"). Grossman was a privately held metals recycler with operations in the Milwaukee, Wisconsin area. The assets acquired from Grossman consisted of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The Company is leasing, pursuant to a capital lease with an option to purchase, the real property, buildings and leasehold improvements used in the metals recycling business acquired from Grossman. The total purchase price for Grossman was $7.4 million, comprised of $3.7 million of cash, a capital lease with a present value of $2.7 million, 98,039 shares of Common Stock valued at $0.7 million which will be held in escrow during the lease term, and the assumption of $0.3 million of Grossman's liabilities.

On December 5, 1997, the Company acquired substantially all of the scrap metals recycling assets and business of Central Metals Company, Inc. ("Central"), a privately held metals recycler with operations in the Atlanta, Georgia area. The assets acquired from Central consist of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The Company is leasing certain equipment used in the metals recycling business from an affiliate of Central. The total purchase price for Central was $31.0 million, comprised of $20.7 million of cash and 800,000 shares of Common Stock, having an agreed value of $12.50 per share or $10 million. The Company also assumed $0.3 million of Central's liabilities.

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

On December 5, 1997, the Company acquired substantially all of the scrap metals recycling assets and business of Money Point Land Holding Corporation and Money Point Diamond Corporation (collectively "Jacobson"). Jacobson was a privately held metals recycler with operations in the Chesapeake, Virginia area. The assets acquired from Jacobson consist of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The Company also purchased from Jacobson certain real property, buildings and leasehold improvements used in the metals recycling business. The total purchase price for Jacobson was $19.9 million, comprised of $16.9 million of cash and 10,000 shares of the Company's Series E Redeemable Convertible Preferred Stock (the "Series E Preferred") having a stated value of $3.0 million.

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

On December 5, 1997, the Company acquired substantially all of the scrap metals recycling assets and business of United Metal Recyclers, Inc. ("United"), a privately held metals recycler with operations in the Kernersville, North Carolina area. The assets acquired from United consist of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The Company also purchased from United certain real property, buildings and leasehold improvements used in the metals recycling business and United's 50% interest in another metals recycling facility located in the Smithfield, North Carolina area. The total purchase price for the United assets and United's 50% interest in D.H. Griffin was $42.0 million, comprised of $36.0 million of cash, 11,378 shares of the Company's Series H 6% Secured Redeemable Convertible Preferred Stock having a stated value of $5.7 million and the assumption of $0.3 million of United's liabilities.

If not earlier redeemed or converted on December 5, 2000, the Series H Preferred will automatically convert into that number of shares of Common Stock having an aggregate market value on the date of conversion of not less than $5.7 million. United has the right to require the Company to find a purchaser of the shares of common stock received upon conversion of the Series H Preferred (the "Series H Conversion Shares") on or before December 5, 2000. If the sale of the Series H Conversion Shares yields net proceeds of less than $5.7 million, the Company will pay the difference to United.

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

The results of operations for the twelve months ended September 30, 1998 have been driven primarily by the Company's acquisition activity.

NET SALES. Net sales for the year ended September 30, 1998, were $239.4 million an increase of $176.9 million or 283% compared to the same period one year earlier. The increase was primarily related to increased processing capacity resulting from the acquisition of Lans, Brenner, Grossman, Central, Jacobson, and United, in December 1997, the acquisition of D.H. Griffin in April 1998, and the acquisition of McKinney, Ferex, Peanut City, Republic, Pro Recycling, and C&J Crushing during May, 1998. Total tons processed of ferrous material for the year ended September 30, 1998 increased by approximately 322% to 1,204,000 tons compared to the same period one year earlier. Total pounds processed of nonferrous material for the year ended September 30, 1998 increased by approximately 22% to 133,405,438 pounds compared to the same period one year earlier. The increase in total ferrous and non-ferrous quantities processed was primarily related to new acquisitions.

The average sales price per ton of prepared ferrous material for the year ended September 30, 1998 was $127 a decline of $5 per ton or approximately 5% compared to the same period one year earlier. The decrease in the Company's average sales price of prepared ferrous material was primarily related to an approximate 21% decline in the average sales price and a decline in the demand of prepared ferrous material during the quarter ended September 30, 1998. The Company's average sales price per pound of prepared non-ferrous material for the year ended September 30, 1998 was $0.42 representing an increase of 27% or $0.09 per pound compared to the same period one year ago. The increase in the Company's average sales price of prepared non-ferrous material is primarily attributable to changes in material mix.

The Company's average sales price of ferrous and non-ferrous material for the quarter ended September 30, 1998 declined by approximately $28 per ton or approximately 21% and $0.06 per pound or approximately 14%, respectively, compared to the quarter ended June 30, 1998. The decline in the Company's average sales price of both ferrous and non-ferrous material is a result of a current trend in the metals market. Weak demand for exports of ferrous and non-ferrous prepared scrap as well as an increase in steel imports from Europe and Asia has served to reduce prices and demand of shredded scrap.

Net sales from brokerage activities for the year ended September 30, 1998 was $9.5 million, an increase of approximately 398% compared to the same period one year earlier. The increase was primarily related to new acquisitions.

GROSS PROFIT. Gross profit for the year ended September 30, 1998 was $23.8 million an increase of $16.5 million compared to the same period one year earlier. Gross profit margin for the year ended September 30, 1998 was 9.9% as a percentage of net sales compared to 11.6% for the same period in 1997. The increase in gross profit was primarily related to businesses acquired during the year. Partially offsetting the increase in gross profit at September 30, 1998 was the significant decline in the average sales price, the decline in demand of processed ferrous and non-ferrous scrap and a $4.5 million charge to cost of sales as a result of writing inventory down to net realizable value. The rapid decline in the average sales price in the fourth quarter served to compress gross profit margin as inventories on hand were carried at higher prices than the current purchase price of ferrous and non-ferrous scrap. During the fourth quarter of 1998, in conjunction with the decline in the average sales price of processed ferrous and non-ferrous material, the Company began to reduce inventory levels in an attempt to reduce certain market risk that arise from declining sales prices. By September 30, 1998, the Company had significantly reduced the quantities of inventory compared to June 30, 1998.

In the fourth quarter, Management decided to implement a plan to restructure certain facilities from metals processing operations to feeder yards that will supply material to other Company owned processing yards. The Company recognized a one-time charge against earnings of $0.6 million which included severance arising from the elimination of approximately 300 positions and certain other expenses associated with the restructuring.

SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general, and administrative (SG&A) expenses increased to $29.0 million for the year ended September 30, 1998 from $4.2 million during the year ended September 30, 1997, an increase of $24.8 million or 587%. The increase was primarily the result of the new acquisitions and staffing and other related administrative expenses in anticipation of planned growth. Included in SG&A are nonrecurring expenses of $3.2 million in acquisition charges and a $1.9 million write off of goodwill at the Company's southern Texas facility. Selling expenses increased as the Company increased reserves by $1.4 million for potential uncollectible receivables in the fourth quarter 1998. As a percent of net sales, SG&A increased to 12.1% for the year ended September 30, 1998 compared to 6.8% for the year ended September 30, 1997

OPERATING INCOME (LOSS). The Company reported an operating loss for the year ended September 30, 1998 of $5.2 million compared to operating income of $3 million for the year ended September 30, 1997, a decrease of $8.2 million. The decrease is principally the result of declines in the average selling prices and demand of ferrous and non-ferrous material. The average purchase price of ferrous and non-ferrous material trails the declines in the average sales price which negatively impacts margins. The loss from operations was further impacted by nonrecurring expenses of $3.2 million in acquisition charges and a $1.9 million write off of goodwill. Also, the Company recorded a $1.4 million reserve for potential uncollectible receivables. Management is continuously monitoring the operations of the facilities and has implemented and continues to implement certain cost cutting strategies in order to improve operating income without reducing net sales.

The Company expects first and second quarter 1999 results to continue to be adversely effected from the declines in the average sales price of ferrous and non-ferrous material and declines in production of processed scrap resulting from weak demand. The average market price realized by the Company for shredded scrap in December 1998 was $95 per gross ton compared to an average of $103 per gross ton for the quarter ended September 30, 1998. At this time, management cannot assess whether metal prices will remain at lower levels or the effect the lower prices will have on operating income.

INTEREST EXPENSE. Interest expense increased to $20.4 million for the year ended September 30, 1998 from $2.6 million (net of capitalized interest of $0.1 million) for the year ended September 30, 1997 an increase of $17.8 million or 680%. The increases were primarily related to increases in long-term debt to finance the acquisition of Brenner, United, Jacobson, Central, Grossman, and Lans in December 1997, D.H. Griffin in April 1998, McKinney, Ferex, Peanut City, Republic, Pro Recycling, and C&J Crushing in May 1998, and the amortization of transaction costs associated with the Credit Facility and Subordinated Debt.

MISCELLANEOUS. Miscellaneous expense for the year ended September 30, 1998 includes $0.2 million of expense for minority interest in the earnings of a metals recycling facility.

EARNINGS BEFORE EXTRAORDINARY LOSS. Loss before extraordinary charges for the year ended September 30, 1998 was $25.7 million compared to earnings of $1.1 million for the same period one year earlier. During the first quarter of 1998, the Company recorded a $3.6 million extraordinary loss from early extinguishment of debt. In the fourth quarter of 1998, the Company recorded an $8.2 million extraordinary loss from the settlement of litigation.

INCOME TAX EXPENSE. At September 30, 1998, the Company has a federal income tax loss carryforward of approximately $57.8 million which expires at various amounts and dates through the year 2013. The Company has not recorded a deferred tax asset at September 30, 1998 since it is more likely than not the tax assets will not be realized.

The Internal Revenue Service has substantially completed an examination of the Company's federal income tax return for the year ended September 30, 1996. The Company does not expect any significant changes as a result of the examination.

Year Ended September 30, 1997 Compared to Year Ended September 30, 1996

The results of operations for the years ended September 30, 1997 and 1996 have been driven primarily by the Company's acquisition activity.

NET SALES. Net sales for the year ended September 30, 1997 increased to $62.4 million from $27.6 million for the year ended September 30, 1996, an increase of $34.8 million or 126.1%. The increase was primarily related to inclusion of a full year's results of operations of Anglo, Mid-America and Weissman and the acquisition of Addlestone Recycling Corporation ("ARC") and Addlestone International Corporation ("AIC") in April and June 1997, respectively. For the year ended September 30, 1997, the average sales price per ton of prepared ferrous scrap was $132, an 8% increase compared to the same period one year earlier. The increase in the average selling price is primarily attributable to increased demand for ferrous material. The average sales price of prepared non-ferrous scrap was $0.33 per pound, a 30% decrease compared to the same period one year earlier. The decrease in the average sales price of non-ferrous material resulted from a decline in the demand of the material and changes in material mix.

GROSS PROFIT. Gross profit for the year ended September 30, 1997 increased to $7.2 million from $1.0 million for the year ended September 30, 1996, an increase of $6.2 million or 620.0%. The increase was primarily related to the acquisitions of Mid-America, Weissman, ARC and AIC, and increases in the average selling price of ferrous material. Gross margin decreased in the fourth quarter of fiscal 1997 compared to the preceding quarter by 53% as a result of increased processing costs and higher than normal repairs and maintenance expense at the South Texas and Nevada facilities in the fourth quarter.

SELLING, GENERAL AND ADMINISTRATIVE. SG&A expenses increased to $4.2 million for the year ended September 30, 1997 from $3.3 million during the year ended September 30, 1996, an increase of $0.9 million or 27.3%. The increase was primarily the result of the acquisitions of ARC and AIC and other facilities reaching normal operating capacity. Partially offsetting the increase in SG&A expenses was a $1.5 million litigation recovery in the fourth quarter of 1997 to offset excess scrap processing costs, legal expense and environmental remediation costs pursuant to a law suit filed by the Company to recover such costs. As a percentage of sales, SG&A expenses declined to 6.7% for the year ended September 30, 1997 compared to 11.8% during the same period one year earlier. The decline in SG&A expenses as a percentage of net sales resulted primarily from the $1.5 million litigation recovery. As a result of continued emphasis on productivity improvements, the Company has managed to achieve increases in sales without significant increases in support costs as a percentage of sales.

OPERATING INCOME. Operating income for the year ended September 30, 1997 increased to $3.0 million compared to an operating loss of $2.2 million in the year ended September 30, 1996, an increase of $5.2 million. The increase was primarily due to the acquisitions of Mid-America, Weissman, ARC and AIC, increases in the average selling price of ferrous material and continued emphasis on productivity improvements. The Company recognized higher than usual operating expenses during the fourth quarter of 1997. The increase for the quarter was primarily related to $0.6 million of additional expense to purchase and process unprepared non-ferrous material and substantial repairs and maintenance resulting in significant shredder down time at both Texas and Nevada facilities. Additionally, in anticipation of growth, the Company incurred costs relating to staffing and other administrative expenses. Partially offsetting the increase in expenses incurred during the quarter was a $1.5 million litigation recovery to offset excess material processing costs, legal expense and environmental remediation costs incurred in earlier periods. The Company's Nevada and Texas facilities reported aggregated operating losses of $0.7 million before a $1.5 million reduction of material processing costs, legal expense and environmental remediation costs in settlement of a lawsuit with the seller of the Texas facilities for the year ended September 30, 1997. Management is continuously monitoring the operations of the facilities and has implemented certain cost cutting strategies in an attempt to improve operating income without reducing net sales.

INTEREST EXPENSE. Interest expense increased to $2.6 million (net of capitalized interest of $0.1 million) for the year ended September 30, 1997 from $0.7 million for the year ended September 30, 1996, an increase of $1.9 million or 271%. The increase was primarily related to increases in long-term debt to finance the acquisitions of Weissman, ARC, Anglo and Mid-America.

EARNINGS BEFORE INCOME TAX. Earnings before income tax benefit were $0.5 million in the year ended September 30, 1997 compared to a loss before income tax expense of $3.0 million in the prior year. Income tax benefit was $0.6 million during the year ended September 30, 1997 compared to an insignificant income tax expense during the year ended September 30,1996. The income tax benefit relates to the Company's use of net loss carryforwards. The Company in prior years generated a net loss carryforward totaling approximately $11.6 million, which expires at various amounts and dates through the year 2012. As a result of a change in ownership as defined by Section 382 of the Internal Revenue Code, approximately $8.7 million of the net loss carryforwards are limited in use to approximately $2.6 million per year.

During fiscal 1997 and 1996 management determined that net operating losses generated from prior years were more likely than not to be used in the near future due to taxable income generated by acquired operations. Therefore a net deferred tax asset of $1.4 million was recorded at September 30, 1997 and a net deferred tax asset of $0.8 million (net of a $1.2 million valuation allowance) was recorded at September 30, 1996. Income tax benefit for the year ended September 30, 1997 totaled $0.6 million. There was no income tax benefit for the year ended September 30, 1996. See Note 6 to the financial statements of the Company, contained elsewhere herein, for further analysis of income taxes.

As a result of the above, net earnings were $1.1 million for the year ended September 30, 1997 compared to a net loss of $3.0 million for the year ended September 30, 1996.

The Company does not believe its businesses have been adversely affected by general inflation.


LIQUIDITY AND CAPITAL RESOURCES

-------------------------------------------------------------------------------
(DOLLARS IN MILLIONS)            SEPTEMBER 30,    SEPTEMBER 30,   SEPTEMBER 30,
                                    1998              1997           1996
-------------------------------------------------------------------------------
Current ratio                         .19:1           2.01:1         1.21:1
Working capital (deficiency)      $  (201.1)         $   7.6      $     1.5
Cash (used) by
   operating activities           $    (4.3)         $  (4.0)     $    (1.5)
Capital expenditures              $     7.9          $   3.0      $     1.6
Long-term debt                    $     4.3          $  29.5      $    12.0
Total capitalization *            $    53.6          $  46.1      $    26.2
-------------------------------------------------------------------------------

* Total capitalization is defined as stockholders' equity and noncurrent liabilities.


At September 30, 1998, the Company was in default under certain provisions of the senior credit agreement. Further, at December 31, 1998, the Company was not able to make its scheduled interest payments due on its subordinated debt.
While the Company has 30 days to cure such payment default, it is unlikely that the Company will be able to secure financing to cure such default. The Company's results of operations through December 31, 1998 were insufficient to allow it to make its regularly scheduled interest payment under the terms of its subordinated debt agreement. In connection with the default, all amounts due under the credit agreement have been classified as a component of current liabilities.

The Company invested $7.9 million in property and equipment, not including property and equipment acquired in business acquisitions, during the year ended September 30, 1998 for expansion of the Company's ferrous and non-ferrous processing capacity and general modernization and efficiency upgrades. Planned capital expenditures for the next fiscal year for the Company's existing facilities are estimated to be $8.4 million. Included in this amount are capital expenditures for the Company's shredders and materials handling equipment designed to increase capacity and improve operating efficiencies. Management anticipates the capital expenditures will be paid with long-term debt financing, if available.

The Company invested $3.0 million in property and equipment, not including property and equipment acquired in business acquisitions, during the year ended September 30, 1997, for expansion of the Company's ferrous and non-ferrous processing capacity and general modernization and efficiency upgrades.

In December 1997, the Company and all of its operating subsidiaries entered into a $150 million Senior Credit Facility ("Credit Facility") with General Electric Capital Corporation and BankBoston, N.A. as agents for the lenders. The Credit Facility is comprised of a $45 million revolving credit facility, a $40 million term loan due December 5, 2003, with interest and principal payable quarterly, a $40 million term loan due on the earlier of December 5, 2005 or six months prior to the maturity of the Subordinated Notes discussed below with interest and principal payable quarterly, and a $25 million acquisition line of credit due December 5, 2003, with interest and principal payable quarterly. The notes bear interest at either (i) the higher of (a) prime plus .75% or (b) the Federal Funds rate plus 50 basis points per annum plus .75%, or (ii) at the option of the Company upon certain conditions, the LIBOR rate plus 2.25%. The proceeds from the Credit Facility are secured by substantially all of the Company's assets and are to be used for acquisitions, repayment of existing indebtedness and general corporate purposes. At September 30, 1998, approximately $15.1 million was outstanding under the $45 million revolving credit facility. During the third quarter of 1998, the Company advanced $24.3 million under the acquisition line of credit leaving available funds under the acquisition line of $0.7 million. The proceeds from the acquisition line advance were used in part to acquire the assets of certain companies acquired in May 1998. At September 30, 1998, the Company failed to meet certain financial ratios which resulted in a violation to certain covenants under the Credit Facility.

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

In December 1997, the Company issued warrants to acquire up to 1,266,000 shares of Common Stock in connection with the issuance of the Subordinated Debt. The exercise price of the warrants is $0.01 per share. Additionally, warrants were issued to acquire 200,000 shares of Common Stock with an exercise price of $2.50 per share as part of entering into the Credit Facility. For accounting purposes the fair value of the warrants has been recorded as paid-in-capital and as a discount to the respective debt which is amortized as interest expense over the life of the debt.

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

In April 1998, the Company's Chairman and Chief Executive Officer was issued 2,110,000 shares of common stock pursuant to exercising certain options at an average exercise price of $1.48 per share netting proceeds to the Company of $3,123,500. Total cash proceeds from the exercise of warrants and options for
the year ended September 30, 1998, amounted to $5.1   million.

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

On April 24, 1997, the Board of Directors of the Company authorized the repurchase of up to 700,000 shares of Common Stock in open market transactions. As of September 30, 1998, the Company had acquired 66,000 shares for $130,000 with cash from operations. The Board of Directors does not currently intend to continue this repurchase program.

On September 9, 1997, the Company completed a private placement of 500,000 shares or $1.3 million of its common Stock. The proceeds were used for general corporate purposes.

During December 1997 and May 1998, the Company completed the Recent Acquisitions for an aggregate purchase price of approximately $227 million. The Recent Acquisitions were financed in part with proceeds generated in December 1997 from the Credit Facility, the sale of $110 million of Subordinated Debt and proceeds from the sale of the Company's Common Stock to various accredited investors in connection with the Credit Facility. The acquisitions were also financed in part from the issuance of the Company's preferred and Common stock to the owners of the acquired facilities.

In connection with the acquisition of Brenner, a portion of the purchase price paid by the Company was 14,000 shares of Series F Preferred having a stated value of $3.5 million. If the sale of the Common Stock into which Series F Preferred may be converted into yields net proceeds of less than $3.5 million , the Company has agreed to pay the difference to Brenner. In connection with the acquisition of Jacobson, a portion of the purchase price paid by the Company was 10,000 shares of Series E Preferred having a stated value of $3.0 million. If the sale of the Common Stock into which the Series E Preferred may be converted yields net proceeds of less than $3.0 million, the Company has agreed to pay the difference to Jacobson. In connection with the acquisition of United, portion of the purchase price paid by the company was 12,000 shares of Series H Preferred having a stated value of $5.7 million. If the sale of the Common Stock into which the Series H Preferred may be converted yields net proceeds of less than $5.7 million, the Company has agreed to pay the difference to United.

On April 7, 1997, the Company acquired for $5.7 million substantially all the assets of ARC located in Metter, Georgia. The purchase was financed with $5.2 million of proceeds from the Company's existing credit facility and $0.5 million or 10,000 shares of the Company's Series D Convertible Preferred Stock
(the "Series D Shares).

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

On June 25, 1997, the Company acquired for $6 million substantially all the assets of AIC located in Georgetown, South Carolina. The purchase was financed with the proceeds from a $7 million short-term bridge loan. On December 5, 1997 the bridge loan was paid in full. The Company has not assumed or guaranteed any of the liabilities of AIC.

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

On August 5, 1996, the Company acquired for $12 million all of the outstanding Common Stock of Weissman. The purchase price was funded with $5.8 million in proceeds from a public offering of the Company's Common Stock, $4.7 million of long-term debt and 363,636 shares of the Company's Common Stock valued at $1.5 million. Under the terms of a Share Price Guaranty Agreement ("the Agreement") the Company has agreed to guaranty the $1.5 million value of 363,636 shares ("the Guaranteed Shares"). The Agreement grants the seller and its assign, Weissman Financial, (collectively "Weissman Financial") registration rights effective for three years. If at any time during the three-year period commencing on the effective date of the registration statement, Weissman Financial sells the 363,636 shares of Common Stock at less than the guaranteed amount, the Company is required to pay to the seller any shortfall in cash. In addition, Weissman Financial has the right in his sole discretion to require the Company, at any time during the two-year period commencing November 30, 1997, to repurchase the Guaranteed Shares for $1.5 million. As a result of this Agreement to purchase the Guaranteed Shares upon Weissman Financial's request, the $1.5 million value of the Guaranteed Shares has been recorded as temporary equity.

The Company has not paid dividends on its Common Stock and the Board of Directors intends to continue a policy of retaining earnings to finance growth and for general corporate purposes and, therefore, does not anticipate paying any such dividends in the future. In addition, the Credit Facility contains limitations on payment of cash dividends or other distributions of assets which may restrict the Company's ability to pay dividends.

On December 31, 1996, the Company completed a private placement of $1 million of Series C Convertible Preferred Stock ("Series C Preferred"). The company redeemed the Series C Preferred for $1.3 million during the quarter ended June 30, 1997 with a combination of existing cash and financing from the Company's credit facility. Included in the redemption price was a dividend in the amount of $0.3 million.


YEAR 2000 ISSUES

Many computer systems and other equipment with embedded chips or microprocessors may not be able to appropriately interpret dates after December 31, 1999 because such systems use only two digits to indicate a year in the date field rather than four digits. If not corrected, many computers and computer applications could fail or create miscalculations, causing disruptions to the Company's operations. In addition, the failure of customer and supplier computer systems could result in interruption of sales and deliveries of key supplies or utilities. Because of the complexity of the issues and the number of parties involved, the Company cannot reasonably predict with certainty the nature or likelihood of such impacts.

Using internal staff and outside consultants, the Company is actively addressing this situation and anticipates that it will not experience a material adverse impact to its operations, liquidity or financial condition related to systems under its control. The Company is addressing the Year 2000 issue in four overlapping phases: (i) identification and assessment of all critical software systems and equipment requiring modification or replacement prior to 2000; (ii) assessment of critical business relationships requiring modification prior to 2000; (iii) corrective action and testing of critical systems; (iv) development of contingency and business continuation plans to mitigate any disruption to the Company's operations arising from the Year 2000 issue.

During 1998, in order to improve access to financial information through common, integrated computing systems across the company, the Company began an accounting system replacement and upgrade project. The Company has completed its corporate financial accounting software implementation to SAP America, Inc., and is in the process of reviewing certain subsidiaries financial systems to determine the cost and benefit of converting such subsidiaries to SAP America, Inc. as well. Approximately 53% of the Company's subsidiaries existing financial systems have been upgraded to be Year 2000 compliant.

The Company is in the process of implementing a plan to obtain information from its external service providers, significant suppliers and customers, and financial institutions to confirm their plans and readiness to become Year 2000 compliant, in order to better understand and evaluate how their Year 2000 issues may affect the Company's operations. The Company currently is not in a position to assess this aspect of the Year 2000 issue, however the Company plans to take the necessary steps to provide itself with reasonable assurance that its service providers, suppliers, customers and financial institutions are Year 2000 compliant. This phase is 20% complete to date.

The Company is developing contingency plans to identify and mitigate potential problems and disruptions to the Company's operations arising from the Year 2000 issue. This phase is expected to be completed by November 1999.

The total cost to achieve Year 2000 compliance is currently estimated at $4.3 million. Approximately $1.5 million has been spent to date. Reaching compliance will require additional funding which will be dependant upon the Company's lending institutions willingness and ability to continue to fund necessary Year 2000 compliance projects. Through December 31, 1998, funds from operations and availability under the Company's Credit Facility were insufficient to allow the Company to make its regularly scheduled interest payment under the terms of its subordinated debt agreement. The Company requires significant additional funds to continue its operations past December 31, 1998. While the Company is pursuing every avenue to secure such additional financing, there can be no assurance that such financing will be available to the Company.

While the Company believes that its own internal assessment and planning efforts with respect to its external service providers, suppliers, customers and financial institutions are and will be adequate to address its Year 2000 concerns, there can be no assurance that these efforts will be successful or will not have a material adverse effect on the Company's operations.


Recent Accounting Pronouncements

The Company has implemented Financial Accounting Standards ("FAS") No. 128, "Earnings per Share." FAS No. 128 provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the entity, similar to fully diluted earnings per share. In loss periods, dilutive common equivalent shares are excluded, as the effect would be anti-dilutive.

The Company is required to implement FAS No. 130 "Reporting Comprehensive Income" and FAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" in fiscal 1999. FAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, FAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. FAS No. 131 supersedes FAS No. 14 "Financial Reporting for Segments of a Business Enterprise". FAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. FAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. FAS 130 and 131 require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

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

FAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company currently plans to adopt FAS No. 133 on October 1, 1999. On that date, hedging relationships will be designated anew and documented. The Company has not yet evaluated the financial statement impact of adopting FAS No. 133.


ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the information set forth on pages F-1 through F-44.


ITEM 9 - CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS

CHANGE IN INDEPENDENT ACCOUNTANTS

RESIGNATION OF BDO SEIDMAN, LLP

Effective September 16, 1998, BDO Seidman, LLP ("BDO"), which served as Registrant's independent public accountant to audit Registrant's financial statements for the fiscal years of Registrant ended September 30, 1997 and 1996, resigned. None of BDO's audit reports on Registrant's financial statements for such years contained an adverse opinion or a disclaimer of opinion, nor was any report qualified as to uncertainty, audit, scope or accounting principles. During the Registrant's fiscal years ended September 30, 1997 and 1996, and any subsequent interim period preceding BDO's resignation, there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to BDO's satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its reports. Except as described below, none of the events described in subsections (a)(1)(v)(A) through (D) of Item 304 of Regulation S-K occurred during Registrant's fiscal years ended September 30, 1997 and 1996 and any subsequent interim period preceding BDO's resignation.

At the time of its resignation, BDO advised Registrant that, with respect to information disclosed in the Registrant's reports previously filed with the Securities and Exchange Commission for the quarters ending within the fiscal year ending September 30, 1998, BDO had not performed any audit procedures with respect to the purchase price allocations for acquisitions that occurred in May 1998, April 1998, and December 1997. As previously disclosed in the Registrant's current reports on Form 8-K reporting each acquisition and its quarterly reports on Form 10-Q for each relevant fiscal quarter, the purchase price allocations are preliminary, subject to the completion of appraisals and environmental studies and post-closing adjustments pursuant to the respective asset and stock purchase agreements. Had BDO applied audit procedures to these purchase price allocations, such procedures may or may not have resulted in material adjustments to these allocations in the Registrant's financial statements for the fiscal year ended September 30, 1998. Had BDO performed other procedures since the date of its last audit, which covered the fiscal year ended September 30, 1997, other matters may have come to its attention which might have been reported to the Registrant.

Effective October 8, 1998, the Audit Committee recommended and the Board appointed AJ. Robbins, PC, as the Registrant's independent public accountant. As discussed below, AJ. Robbins, PC was the Registrant's Principal independent accountant until March 1996 and auditor of a significant subsidiary until December 19, 1997

BDO has refused to permit the inclusion on this Form 10-K of its operators on the Financial Statements for the years ended September 30, 1997 and 1996, because of a dispute regarding fees that it claims are due from the Company.


DISMISSAL OF AJ. ROBBINS, P.C.

On December 19, 1997, AJ. Robbins, P.C. was dismissed as the Registrant's principal accountant for two of its wholly-owned subsidiaries, NR Holdings, Inc. and Nevada Recycling, Inc. (the "Subsidiaries"). Statements of the Subsidiaries for the past two years prepared by AJ. Robbins, P.C. did not contain an adverse opinion, a disclaimer of opinion, or were qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Registrant's audit committee. During the two most recent fiscal years and through December 19,1997, there has been no disagreement with AJ. Robbins, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of AJ. Robbins, P.C. would have caused it to make a reference to the subject matter of the disagreement in connection with its report.

The Registrant engaged BDO Seidman, LLP as principal independent accountants for Recycling Industries, Inc. and subsidiaries except NR Holding, Inc. and Nevada Recycling, Inc. on March 25, 1996. This change in certifying accountants was previously filed on Form 8-K dated March 30, 1996. The Registrant engaged BDO Seidman, LLP as principal independent accountants for the Subsidiaries on December 19, 1997. The Registrant has not consulted BDO Seidman regarding any accounting principles or disagreements with the Subsidiaries' former principal independent accountant, AJ. Robbins, P.C., prior to the engagement of BDO Seidman, LLP.

                                      PART III


ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the officers and directors and executive officers of the Company, their age and their respective positions and titles.

-------------------------------------------------------------------------------
                                        POSITIONS AND           FIRST BECAME A
NAME                       AGE       OFFICES WITH COMPANY          DIRECTOR
-------------------------------------------------------------------------------
Thomas J. Wiens            46       Chairman of the Board         Since 1992
                                   Chief Executive Officer

Luke F. Botica             48      Vice Chairman, Director        Since 1997

Harold "Skip" J. Rouster   49       Senior Vice President              -

Michael J. McCloskey       46       Senior Vice President              -

John E. McKibben           58       Senior Vice President,             -
                                        Administration
                                          Secretary

Brian L. Klemsz            39       Senior Vice President,        Since 1996
                                   Chief Financial Officer,
                                     Treasurer, Director

Jerome B. Misukanis        56          Director (1)(2)            Since 1994

Graydon H. Neher           49          Director (1)(2)            Since 1995

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

HAROLD "SKIP" J. ROUSTER. Mr. Rouster has served as Vice President and Chief Operating Officer since September, 1997. Prior to joining the Company, Mr. Rouster worked for The David J. Joseph Company, the largest scrap metal recycling and brokerage company in the United States, with annual revenues of over $1.7 billion, for 22 years most recently serving as Vice President of Operations and Engineering. Mr. Rouster's experience includes involvement in 15 start-up operations and acquisitions. He led The David J. Joseph Company's entry into the steel-mill service business and was involved in the development of innovative approaches in scrap shredding technology and non-ferrous reclamation. Prior to joining The David J. Joseph Company, Mr. Rouster worked for Proctor and Gamble for 5 years in sales administration and product administration.

MICHAEL J. MCCLOSKEY. Mr. McCloskey has served as Senior Vice President, Acquisitions of the Company since August 1997. Mr. McCloskey has a substantial history of investment banking leadership and financial management. He was a founding partner of Stone Pine Capital where his responsibilities included investment origination, financing and administration of portfolio companies. Previously Mr. McCloskey held the positions of Senior Vice President and Director of the Private Finance Group at Paine Webber, Inc. and First Vice President at E.F. Hutton & Company, Inc. where he was the Director of the New Product Development Group.

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

JEROME B. MISUKANIS. Mr. Misukanis has served as a member of the Company's Board of Directors since March 1994 and served as Treasurer and Chief Financial Officer from February 1996 to August 1996. Since 1991 Mr. Misukanis has been a principal of Misukanis and Dodge, P.A., CPA, a public accounting firm. Mr. Misukanis has worked in the recycling industry for 14 years. Mr. Misukanis received a BA in accounting from the University of St. Thomas and graduated from the Harvard Business School's Executive Management Program. Mr. Misukanis also attended the William Mitchell College of Law. Mr. Misukanis is a Certified Public Accountant.

GRAYDON H. NEHER. Mr. Neher was elected to the Board of Directors in June 1995. Mr. Neher has been

President and a director of Chemco, Inc., a privately-held oil and gas company since 1980. Mr. Neher is a director of Compa Food Ministry, a non-profit food bank. Mr. Neher received a BA degree from the University of Puget Sound.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT

Section 16(a) of the Securities Exchange Act requires the officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's securities (collectively, Reporting Persons) to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission and to furnish the Company with copies of all Forms 3, 4, and 5 filed.

Based solely upon a review of the copies of such forms it has received and representations from the Reporting Persons the Company believes all Reporting Persons have complied with the applicable filing requirements, except that a Form 4 reporting the purchase of common stock by Graydon H. Neher on October 9, 1998 was inadvertently filed late on November 17, 1998.



ITEM 11 - EXECUTIVE COMPENSATION
The following table sets forth a summary of the compensation paid to the current executive officers listed in Item 10 above for each of the last three fiscal years.

SUMMARY COMPENSATION TABLE

----------------------------------------------------------------------------------------------------------------------------------
                                            FISCAL            SALARY                 OTHER ANNUAL                SECURITIES
 NAME AND UNDERLYING                         YEAR                                    COMPENSATION                UNDERLYING
 PRINCIPAL POSITION                                                                                                OPTIONS
 OPTIONS
----------------------------------------------------------------------------------------------------------------------------------
 Thomas J. Wiens                             1998            $376,667              $1,840,000 (1)               4,000,000 (5)
 Chief Executive Officer and Chairman
 of the Board of Directors                   1997            300,000                   85,000 (1)                1,810,000
                                             1996             222,000                      -0-                     300,000

 Luke F. Botica                              1998            $250,000                     -0-                    438,474 (6)
 Vice Chairman
                                             1997              -0-                        -0-                       319,321
                                             1996              -0-                        -0-                         -0-

 Harold "Skip" J. Rouster                    1998            $180,000                  $30,000 (2)                260,715 (6)
 Chief Operating Officer
 Vice President                              1997              15,000                     -0-                       231,800
                                             1996              -0-                        -0-                         -0-

 Michael J. McCloskey                        1998            $134,000                  $54,000 (3)                260,715 (6)
 Senior Vice President
                                             1997             24,000                      -0-                       200,000
                                             1996              -0-                        -0-                         -0-



----------------------------------------------------------------------------------------------------------------------------------
                                            FISCAL            SALARY                 OTHER ANNUAL                SECURITIES
 NAME AND UNDERLYING                         YEAR                                    COMPENSATION                UNDERLYING
 PRINCIPAL POSITION                                                                                                OPTIONS
 OPTIONS
----------------------------------------------------------------------------------------------------------------------------------
 John E. McKibben                            1998            $139,583                     -0-                      150,109 (6)
 Senior Vice President-
 Administration                              1997            118,967                      -0-                       200,000
                                             1996              -0-                        -0-                         -0-

 Brian L. Klemsz                             1998            $151,688                     -0-                      191,586 (6)
 Chief Financial Officer
                                             1997             76,500                      -0-                      558,000 (4)
                                             1996             10,937                      -0-                         -0-
----------------------------------------------------------------------------------------------------------------------------------

(1) Represents amounts loaned to Mr. Wiens under the terms of his employment agreement described below under the caption "Executive Employment Agreements."
(2)  Represents a bonus awarded to Mr. Rouster.
(3)  Represents a bonus awarded to Mr. McCloskey.
(4) During fiscal 1997 Mr. Klemsz agreed to forego $36,000 of cash compensation in exchange for options to acquire up to 108,000 shares of the Company's Common Stock at an exercise price of $1.31 per share.
(5) Options to acquire up to 2,200,000 shares have been granted under the Company's 1998 Employee Stock Option Plan and 1998 Executive Stock Option Plan, both of which are subject to shareholder approval.
(6) Granted under the Company's 1998 Executive Stock Option Plan which is subject to shareholder approval.


OPTION GRANTS IN LAST FISCAL YEAR

The following table summarizes the stock options granted to the named executive officers during the year ended September 30, 1998:


-----------------------------------------------------------------------------------------------------------------------------------
                                         INDIVIDUAL GRANTS                                                    POTENTIAL
                                                                                                          REALIZABLE VALUE AT
-------------------------------------------------------------------------------------------------           ASSUMED ANNUAL
                                NUMBER OF           PERCENT OF                                            RATES OF STOCK PRICE
                                SECURITIES        TOTAL OPTIONS                                             APPRECIATION FOR
                                UNDERLYING          GRANTED TO                                                OPTION TERM
                                 OPTIONS          EMPLOYEES IN         EXERCISE      EXPIRATION                    -
 NAME                            GRANTED           FISCAL YEAR          PRICE           DATE               5%             10%
-----------------------------------------------------------------------------------------------------------------------------------
 Thomas J. Wiens,             2,900,000 (1)           43.7%             $3.50          8/27/03         $2,804,258      $6,196,677
    Chief Executive           1,100,000 (1)           16.6%             $3.50          8/27/08         $2,421,244      $6,135,908
    Officer

 Luke F. Botica,
    Vice Chairman               438,475 (1)            6.6%             $3.50          8/27/03          $423,999         $936,927

-----------------------------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------------------------
                                         INDIVIDUAL GRANTS                                                    POTENTIAL
                                                                                                          REALIZABLE VALUE AT
-------------------------------------------------------------------------------------------------           ASSUMED ANNUAL
                                NUMBER OF           PERCENT OF                                            RATES OF STOCK PRICE
                                SECURITIES        TOTAL OPTIONS                                             APPRECIATION FOR
                                UNDERLYING          GRANTED TO                                                OPTION TERM
                                 OPTIONS          EMPLOYEES IN         EXERCISE      EXPIRATION                    -
 NAME                            GRANTED           FISCAL YEAR          PRICE           DATE               5%             10%
-----------------------------------------------------------------------------------------------------------------------------------
 Harold "Skip" J.                 260,715 (1)            3.9%             $3.50          8/27/03          $252,108         $557,092
 Rouster,
    Chief Operating
    Officer

 Michael J. McCloskey,            260,715 (1)            3.9%             $3.50          8/27/03          $252,108         $557,092
    Senior Vice
    President

 John E. McKibben,                150,109 (1)            2.3%             $3.50          8/27/03          $145,153         $320,751
    Senior Vice
    President -
    Administration

 Brian L. Klemsz,                 191,586 (1)            2.9%             $3.50          8/27/03          $185,251         $409,378
    Senior Vice
    President,
    Chief Financial
    Officer

-----------------------------------------------------------------------------------------------------------------------------------

(1) Subject to periodic vesting in accordance with a schedule to be determined by the Compensation Committee of the Company's Board of Directors.


STOCK OPTION EXERCISES DURING THE FISCAL YEAR ENDED SEPTEMBER 30, 1998, OUTSTANDING GRANTS AND GAINS AS OF SEPTEMBER 30, 1998

The following table shows stock options exercised by named executive officers during the fiscal year ended September 30, 1998. In addition, this table includes the number of shares covered by both exercisable and non-exercisable stock options as of September 30, 1998 and the values for "in-the-money" options which represent the positive spread between the exercise price of any such existing stock options and the price of the Common Stock at September 30, 1998.

-------------------------------------------------------------------------------------------------------------------------------
                              SHARES
                             ACQUIRED                          NUMBER OF SECURITIES
                                ON             VALUE                UNDERLYING                  VALUE OF UNEXERCISED IN-THE-
                           EXERCISE (#)      REALIZED               UNEXERCISED                 MONEY OPTIONS AT YEAR-END (#)
 NAME                                           ($)           OPTIONS AT YEAR-END ($)           -----------------------------
                                                              -----------------------
                                                             EXERCISABLE/UNEXERCISABLE             EXERCISABLE/UNEXERCISABLE
-------------------------------------------------------------------------------------------------------------------------------
                                                                                                           $-0- / -0-
 Thomas J. Wiens             2,110,000         $-0-            1,333,333 / 2,666,667
                                                                                                          21,735 / -0-
 Luke F. Botica                 -0-             -0-              234,547 / 523,249

 Harold "Skip" J.               -0-             -0-              159,000 / 333,515                       3,408 / 4,771
 Rouster

 Michael J. McCloskey           -0-             -0-              114,583 / 346,132                         -0- / -0-

 John E. McKibben               -0-             -0-              150,000 / 200,109                      42,600 / 14,200

 Brian L. Klemsz                -0-             -0-              378,333 / 371,253                      107,447 / 51,025
-------------------------------------------------------------------------------------------------------------------------------


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


EXECUTIVE EMPLOYMENT AGREEMENTS

THOMAS J. WIENS

Effective July 1, 1998, the Company entered into an amended employment agreement with its Chairman and Chief Executive Officer, Thomas J. Wiens which expires on July 1, 2002 (the "Wiens Employment Agreement"). The Wiens Employment Agreement provides for an initial annual base salary of $400,000 and annual bonuses in an amount to be determined by the Compensation Committee but not less than $180,000. The Wiens Employment Agreement also provides that the Company will loan Mr. Wiens up to $1,925,000, to be advanced in increments of $100,000 (increased by $15,000 for each advance) upon the closing of each acquisition of a new operating facility subsequent to June 23, 1997 (the "Loan"). The amount advanced upon the closing of each acquisition may be increased depending upon the annual revenues of the business being acquired by the Company. The Loan bears interest at prime plus 2% with interest payable annually on or before December 31st of each year during the term of the Loan, commencing December 15, 1998. The Loan matures on July 1, 2004. As of September 30, 1998, the Company had advanced Mr. Wiens the full amount of the loan.

The Wiens Employment Agreement also provides that the Company will provide a $1 million life insurance policy on Mr. Wiens payable to his spouse or lineal descendants.

Upon a change of control of the Company or if Mr. Wiens terminates his employment for "good reason" or is terminated without cause, the Company shall pay to Mr. Wiens a lump sum equal to the aggregate of the following amounts: (i) an amount equal to 5.0 times the base salary (as then in effect or such higher rate as may have been in effect at any time during the 90-day period preceding the change of control or termination)and the annual bonus paid for the last full fiscal year but, if no bonus was paid, an amount of not less than $180,000; (ii) all compensation previously deferred and not yet paid by the Company; (iii) the amount of all accrued but unused vacation through the date of the change of control or termination; and (iv) the amount of any federal, state and local taxes payable by Mr. Wiens as a result of the foregoing payments plus the amount of any federal, state and local taxes payable by Mr. Wiens as a result of the preceding tax reimbursement payment. In addition, (i) the Loan shall be forgiven by the Company and the Company shall pay to Mr. Wiens an amount equal to the amount of any federal, state and local taxes payable by Mr. Wiens as a result of such forgiveness plus the amount of any federal, state and local taxes payable by the Mr. Wiens as a result of the preceding tax reimbursement payment; and (ii) all stock options granted to the Employee shall:
(x) immediately vest and become exercisable either by payment of the exercise price or upon a cashless exercise by the Employee; and (y) have their exercise price reduced to the lower of the then market price or $1.00 per share and the Company shall pay to Mr. Wiens a lump sum equal to the amount of any federal, state and local taxes payable by Mr. Wiens as a result of either the vesting, change in exercise price or exercise of any options held by the Employee plus the amount of any federal, state and local taxes payable by Mr. Wiens as a result of the preceding tax reimbursement payment.

For purposes of the Wiens Employment Agreement, "change of control" means any one of the following events: (i) the acquisition by an entity, person or group (other than the Company), either in a single transaction or in a series of transactions, of 30% or more of the Company's Voting Stock, including acquisitions of Voting Stock through the exercise or conversion of warrants, options, convertible securities, debt or any rights to acquire Voting Stock;
(ii) a change in a majority of the Company; Directors as of the date hereof (the "Incumbent Board"), unless the new or additional Directors have been appointed or nominated by a majority of the Board of Directors; PROVIDED HOWEVER, that any change in the majority of the Incumbent Board in connection with an actual or threatened proxy contest shall be a change of control; (iii) a merger by the Company with or into another entity, following which the Company's shareholders own less than 60% of the outstanding voting securities of the surviving entity;(iv) the completion by the Company of a sale of all or substantially all of its assets; and (v) the Company entering into or completing any type of reorganization, whereby during the pendency or upon completion of the reorganization, the Company's Chief Executive Officer, Chief Operating Officer or Chief Financial Officer are replaced by persons who are representatives of or nominated by any class of the Company's debt or equity securities, other than the Common Stock. "Good reason" generally means a material diminishment in Mr. Wiens' duties, any material breach by the Company of any of the provisions of the Wiens Employment Agreement, or any reduction, or attempted reduction, at any time during the term of the Wiens Employment Agreement, or Mr. Wiens' base salary unless (i) such reduction is part of an overall proportional reduction in the compensation of the Company's executive officers implemented by the Board of Directors, (ii) in his capacity as a Director, Mr. Wiens recommends or approves the reduction.

LUKE F. BOTICA

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

If Mr. Botica's employment is terminated within the two years of a "hostile change in control" of the Company, the Company will pay to Mr. Botica an amount equal to the greater of amount of base salary that would have been paid through the expiration of the initial four-year term of the Botica Employment Agreement or 2.99 times the sum of the base salary payable on the date of termination plus the annual bonus paid to Mr. Botica during the last full fiscal year. For purposes of the Botica Employment Agreement, a "hostile change in control" is defined as the completion of a tender offer or exchange offer (other than an offer by the Company) which by its terms could result in the acquisition by an entity, person or group of 30% or more of the Company's Common Stock, provided such tender offer is not recommended for acceptance to the shareholders of the Company by the Board of Directors.


BRIAN L. KLEMSZ

Effective July 1, 1998, the Company entered into a five-year employment agreement with its Chief Financial Officer, Brian L. Klemsz (the "Klemsz Employment Agreement"). The Klemsz Employment Agreement provides for an initial base salary of $260,000 and annual bonuses in an amount to be determined by the Compensation Committee, but not less than $40,000.

If Mr. Klemsz terminates his employment with the Company for "good reason" or is terminated without cause, the Company shall pay to Mr. Klemsz an amount equal to three times the base salary as in effect on the date of termination plus $84,000. In addition, all stock options granted to Mr. Klemsz shall immediately vest and become exercisable either by payment of the exercise price or upon a cashless exercise and the Company shall pay to Mr. Klemsz a lump sum equal to the amount of any federal, state and local taxes payable by Mr. Klemsz as a result of either the vesting or exercise of any options held by Mr. Klemsz plus a lump sum equal to the amount of any federal, state and local taxes payable by Mr. Klemsz as a result of the preceding tax reimbursement payment. For purposes of the Klemsz Employment Agreement, "good reason" generally means a material diminishment in Mr. Klemsz's duties, any material breach by the Company of any of the provisions of the Klemsz Employment Agreement, or any reduction, or attempted reduction, at any time during the term of the Klemsz Employment Agreement, or Mr. Klemsz's base salary unless (i) such reduction is part of an overall proportional reduction in the compensation of the Company's executive officers implemented by the Board of Directors, (ii) in his capacity as a Director, Mr. Klemsz recommends or approves the reduction.

If Mr. Klemsz terminates his employment for any reason or no reason during the twelve month period following a change of control or his employment is terminated by him for good reason or the Company without cause during the 24 month period following a change of control, the Company shall pay to Mr. Klemsz a lump sum in cash equal to (i) three times the base salary as then in effect plus $132,000, and (ii) the amount of any federal, state and local taxes payable by Mr. Klemsz as a result of the foregoing payment plus a lump sum equal to the amount of any federal, state and local taxes payable by Mr. Klemsz as a result of the preceding tax reimbursement payment. In addition, all stock options granted to Mr. Klemsz shall immediately vest and become exercisable either by payment of the exercise price or upon a cashless exercise and the Company shall pay to Mr. Klemsz a lump sum equal to the amount of any federal, state and local taxes payable by Mr. Klemsz as a result of either the vesting or exercise of any options held by Mr. Klemsz plus a lump sum equal to the amount of any federal, state and local taxes payable by Mr. Klemsz as a result of the preceding tax reimbursement payment. The term "change of control" has the same meaning in the Klemsz Employment Agreement as in the Wiens Employment Agreement.

HAROLD J. ROUSTER

Effective July 1, 1998, the Company entered into a four-year employment agreement with its Chief Operating Officer, Harold J. Rouster (the "Rouster Employment Agreement"). The Rouster Employment Agreement provides for an initial base salary of $280,000, a one-time signing bonus of $60,000 and annual bonuses of up to $120,000 based upon the achievement of certain performance criteria to be determined by the Board of Directors. The Rouster Employment Agreement includes termination provisions which are substantially identical to those found in the Botica Employment Agreement, however, upon a change of control or termination for good reason or without cause, all stock options granted to Mr. Rouster shall immediately vest and become exercisable either by payment of the exercise price or upon a cashless exercise and the Company shall pay to Mr. Rouster a lump sum equal to the amount of any federal, state and local taxes payable by Mr. Rouster as a result of either the vesting or exercise of any options held by Mr. Rouster plus a lump sum equal to the amount of any federal, state and local taxes payable by Mr. Rouster as a result of the preceding tax reimbursement payment.

For purposes of the Rouster Employment Agreement, "change of control" means any one of the following events: (i) the completion of a tender offer or exchange offer (other than an offer by the Company) which results in the acquisition by an entity, person or group of 30% or more of the Company's Voting Stock, other than acquisitions by employee benefits plans sponsored by the Company, acquisitions of Voting Stock directly from the Company and acquisitions of Voting Stock by entities under common control with the Company; (ii) a change in a majority of the Company; Directors as of the date hereof (the "Incumbent Board"), unless the new or additional Directors have been appointed or nominated by a majority of the Board of Directors; PROVIDED HOWEVER, that any change in the majority of the Incumbent Board in connection with an actual or threatened proxy contest shall be a change of control; (iii) a merger by the Company with or into another entity, following which the Company's shareholders own less than 60% of the outstanding voting securities of the surviving entity; and (iv) the completion by the Company of a sale of all or substantially all of its assets, unless such sale is a corporate restructuring whereby the successor entity's acquisition of the assets, if the acquisition of such assets had been achieved by a merger, would not have constituted a change of control.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth, as of September 30, 1998, the number of shares of Common Stock beneficially owned by each director and each executive officer of the Company named in the Summary Compensation Table, named individually, all executive officers and directors as a group and all beneficial owners of more than five percent of the Common Stock. The following shareholders have sole voting and investment power with respect to their holdings unless otherwise noted:


                                                                                       AMOUNT
                                          NAME AND ADDRESS OF                      BENEFICIALLY                    PERCENT OF
TITLE OF CLASS                            BENEFICIAL OWNER                             OWNED                         CLASS
----------------------------------------------------------------------------------------------------------------------------------
Common stock                              Linder Growth Fund                        1,200,000                          4.0%
                                          c/o Ryback Management Corporation
                                          7711 Carondelet Avenue
                                          Box 16900
                                          St. Louis, MO  63105

CERTAIN DIRECTORS AND EXECUTIVE OFFICERS

Common Stock                              Thomas J. Wiens                          6,184,103        (1)                27.3%
                                          9780 Meridian Boulevard, Suite 180
                                          Englewood, CO  80112

Common Stock                              Luke F. Botica                            319,322         (2)                2.5%
                                          9780 Meridian Boulevard, Suite 180
                                          Englewood, CO  80112

Common Stock                              Harold "Skip" J. Rouster                  231,800         (3)                1.6%
                                          9780 Meridian Boulevard, Suite 180
                                          Englewood, CO  80112

Common Stock                              Michael J. McCloskey                      200,000         (4)                1.5%
                                          9780 Meridian Boulevard, Suite 180
                                          Englewood, CO  80112

Common Stock                              John E. McKibben                          200,000         (5)                1.2%
                                          9780 Meridian Boulevard, Suite 180
                                          Englewood, CO  80112

Common Stock                              Brian L. Klemsz                           558,000         (6)                2.5%
                                          9780 Meridian Boulevard, Suite 180
                                          Englewood, CO  80112

Common Stock                              Jerome B. Misukanis                       107,500         (7)                  *
                                          9780 Meridian Boulevard, Suite 180
                                          Englewood, CO  80112

Common Stock                              Graydon H. Neher                           90,521         (8)                  *
                                          9780 Meridian Boulevard, Suite 180
                                          Englewood, CO  80112

Common Stock                              All executive officers and               9,091,246                           37.6%
                                          directors as a group
                                          (nine persons)
----------------------------------------------------------------------------------------------------------------------------------



*Less than one percent

(1) Includes 1,664 shares owned by Real Heroes, Inc., a non-profit corporation controlled by Thomas J. Wiens and 994 shares owned by First Dominion Holdings, Inc., a corporation controlled by Thomas J. Wiens. Includes 1,800,000 underlying options.
(2) Includes 319,322 shares underlying options, exercisable within 60 days of September 30, 1998.
(3) Includes 231,800 shares underlying options, exercisable within 60 days of September 30, 1998.

(4) Includes 200,000 shares underlying options, exercisable within 60 days of September 30, 1998.
(5) Includes 200,000 shares underlying options, exercisable within 60 days of September 30, 1998.
(6) Includes 550,000 shares underlying options, exercisable within 60 days of September 30, 1998.
(7) Includes 101,500 shares underlying options, exercisable within 60 days of September 30, 1998.
(8) Includes 65,000 shares underlying options, exercisable within 60 days of September 30, 1998.
(9) Includes 84,000 shares underlying options, exercisable within 60 days of September 30, 1998.


ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


See Executive Employment Agreements Under ITEM 10


                                      PART IV


ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

FINANCIAL STATEMENTS:

     Report of Independent Accountants

     Consolidated Balance Sheets as of September 30, 1998 and 1997

     Consolidated Statements of Operations for the years ended September 30, 1998, 1997 and 1996

     Consolidated Statements of Stockholders' Equity for the years ended September 30, 1998, 1997 and 1996

     Consolidated Statements of Cash Flows for the years ended September 30, 1998, 1997 and 1996

     Notes to Consolidated Financial Statements

EXHIBITS:


EXHIBIT
NUMBER      DESCRIPTION

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

2.2 Asset Purchase Agreement dated December 4, 1997 by and among Recycling Industries, Inc., a Colorado corporation, Recycling Industries of Atlanta, Inc., a Colorado corporation, and Central Metals Company, Inc., a Georgia corporation. Incorporated by reference to Exhibit 2.2to the Company's current report on Form 8-K as filed with the commission on December 22, 1997 and amended on February 11, 1998 on form 8-K/A, Commission File No. 0-20179.

2.3 Asset Purchase Agreement dated December 5, 1997 by and among Recycling Industries of Chesapeake, Inc., a Colorado corporation, Recycling Industries, Inc., a Colorado corporation, Money Point Land Holding Corporation, a Virginia corporation, Money Point Diamond Corporation, a Virginia corporation, George B. Ginsburg, the Fred Jacobson Revocable Trust, a Virginia trust, and the Dorothy G. Jacobson Revocable Trust, a Virginia trust. Incorporated by reference to Exhibit 2.3 to the Company's current report on Form 8-K as filed with the Commission on December 22, 1997 and amended on February 11, 1998on Form 8-K/A, Commission File No. 0-20179.

2.4 Stock Purchase Agreement dated December 8, 1997, by and among recycling Industries, Inc., a Colorado corporation, Wm. Lans Sons'Co., Inc., an Illinois corporation, Bertram Lans, Bruce Lans and Scott Lans. Incorporated by reference to Exhibit 2.4 to the Company's current report on Form 8-K as filed with the Commission on December 22, 1997 and amended on February 11, 1998 on Form 8-K/A, Commission File No. 0-20179.

2.5 Asset Purchase Agreement dated December 5, 1997 by and among Recycling Industries of Winston-Salem, Inc., a Colorado corporation, Recycling Industries, Inc., a Colorado corporation, Brenner Companies, Inc., a North Carolina corporation, Frank Brenner, Mike Brenner and the Shareholder of the Brenner Companies, Inc. Incorporated by reference to Exhibit 2.5 to the Company's current report on Form 8-K as filed with the Commission on December 22, 1997 and amended on February 11,1998 on Form 8-K/A, Commission File No. 0-20179.

2.6 Asset Purchase Agreement dated December 5, 1997 by and among recycling Industries of Greensboro, Inc., a Colorado corporation, Recycling Industries, Inc., a Colorado corporation, United Metal Recyclers, a North Carolina general partnership, Brenner Companies, Inc., a North Carolina corporation, and Levin Brothers, Inc., a North Carolina corporation. Incorporated by reference to Exhibit 2.6to the Company's current report on Form 8-K as filed with the commission on December 22, 1997 and amended on February 11, 1998 on Form 8-K/A, Commission File No. 0-20179.

2.7 Asset Purchase Agreement dated May 21, 1998, by and among Recycling Industries of Greensboro, Inc., a Colorado corporation, Recycling Industries, Inc., a Colorado corporation, C&J Crushing, Inc., a North Carolina corporation, Carl Drye and the Seller Owners. Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K as filed with the commission on June 5, 1998,and amended on August 4, 1998, on Form 8-K/A, Commission File No.0-20179.

2.8 Asset Purchase Agreement dated May 22, 1998, by and among Recycling Industries of Wisconsin, Inc., a Colorado corporation, Recycling Industries, Inc., a Colorado corporation, Pro Recycling, L.L.C., a Wisconsin limited liability company, Lewinsky Iron & Metal, Inc., a Wisconsin corporation, Steven Lewinsky and Arthur Arnstein. Incorporated by reference to
            Exhibit 2.2 to the Company's current report on Form 8-K as filed with the commission on June 5, 1998,and amended on August 4, 1998, on Form 8-K/A, Commission File No.0-20179.

2.9 Asset Purchase Agreement dated May 21, 1998, by and among Recycling Industries of Charlotte, Inc., a Colorado corporation, Recycling Industries, Inc., a Colorado corporation, Republic Alloys, Inc., a North Carolina corporation, William. B. Allen and Mark W. Russo. Incorporated by reference to Exhibit 2.3 to the Company's current report on Form 8-K as filed with the commission on June 5, 1998,and amended on August 4, 1998, on Form 8-K/A, Commission File No.0-20179.

2.10 Asset Purchase Agreement dated May 27, 1998, by and among Recycling Industries of Suffolk, Inc., a Colorado corporation, Recycling Industries, Inc., a Colorado corporation, Peanut City Iron & Metal Co., Inc., a Virginia corporation, George Ginsburg, Fred Jacobson, Edwin Jacobson, Kenny Weinstein and Samuel Blum. Incorporated by reference to Exhibit 2.4 to the Company's current report on Form 8-K as filed with the commission on June 5, 1998, and amended on August 4, 1998, on Form 8-K/A, Commission File No. 0-20179.

2.11 Agreement and Plan of Share Exchange dated May 27, 1998, by and among Recycling Industries, Inc., a Colorado corporation, Ferex Corporation, a Texas corporation, and its Control Shareholders. Incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K as filed with the commission on June 12, 1998,and amended on August 4, 1998, on Form 8-K/A, Commission File No.0-20179.

2.12 Asset Purchase Agreement dated April 15, 1998, by and among McKinney Smelting, Inc., a Texas corporation, Benjamin L. Smith and Ferex Metals Recycling of McKinney, Inc., a Texas corporation. Incorporated by reference to Exhibit 2.2 to the Company's current report on Form 8-K as filed with the commission on June 12, 1998,and amended on August 4, 1998, on Form 8-K/A, Commission File No.0-20179.

3(i).1 Articles of Amendment to the Amended and Restated Articles of Incorporation of Recycling Industries, Inc. - Designation of Preferences, Limitations and Relative Rights of the Series E Redeemable Convertible Preferred Stock of Recycling Industries, Inc. Incorporated by reference to Exhibit 3(i).1 to the Company's current report on Form 8-K as filed with the Commission on December 22, 1997and amended on February 11, 1998 on Form 8-K/A, Commission File No.0-20179.

3(i).2 Articles of Amendment to the Amended and Restated Articles of Incorporation of Recycling Industries, Inc. - Designation of Preferences, Limitations and Relative Rights of the Series F
            6 1/2% Redeemable Convertible Preferred Stock of Recycling Industries, Inc. Incorporated by reference to Exhibit 3(i).2 to the Company's current report on Form 8-K as filed with the Commission on December 22, 1997and amended on February 11, 1998 on Form 8-K/A, Commission File No.0-20179.

3(i).3 Articles of Amendment to the Amended and Restated Articles of Incorporation of Recycling Industries, Inc. - Designation of Preferences, Limitations and Relative Rights of the Series G
            6 1/2%Redeemable Convertible Preferred Stock of Recycling Industries, Inc. Incorporated by reference to Exhibit 3(i).3 to the Company's current report on Form 8-K as filed with the Commission on December 22, 1997and amended on February 11, 1998 on Form 8-K/A, Commission File No.0-20179.

3(i).4 Articles of Amendment to the Amended and Restated Articles of Incorporation of Recycling Industries, Inc. - Designation of Preferences, Limitations and Relative Rights of the Series H 6%Secured Redeemable Convertible Preferred Stock of Recycling Industries, Inc. Incorporated by reference to Exhibit 3(i).4 to the Company's current report on Form 8-K as filed with the Commission on December 22, 1997 and amended on February 11, 1998 on Form 8-K/A, Commission File No. 0-20179.

3(i).5 Articles of Amendment to the Amended and Restated Articles of Incorporation of Recycling Industries, Inc. - Designation of Preferences, Limitations and Relative Rights of the Series I 8% Redeemable Convertible Preferred Stock of Recycling Industries, Inc. Incorporated by reference to Exhibit 3(i).5 to the Company's current report on Form 8-K as filed with the

            Commission on December 22, 1997and amended on February 11, 1998 on Form 8-K/A, Commission File No.0-20179.


3(i).6 Articles of Amendment to the Amended and Restated Articles of Incorporation of Recycling Industries, Inc. - Designation of Preferences, Limitations and Relative Rights of the Series J Redeemable Convertible Preferred Stock of Recycling Industries, Inc. Incorporated by reference to Exhibit 3(i).1 to the Company's current report on Form 8-K as filed with the commission on June 5, 1998, and amended on August 4, 1998, on Form 8-K/A, Commission File No.0-20179.

3(i).7 Articles of Amendment to the Amended and Restated Articles of Incorporation of Recycling Industries, Inc. - Designation of Preferences, Limitations and Relative Rights of the Series K Redeemable Convertible Preferred Stock of Recycling Industries, Inc. Incorporated by reference to Exhibit 3(i).2 to the Company's current report on Form 8-K as filed with the commission on June 5, 1998, and amended on August 4, 1998, on Form 8-K/A, Commission File No.0-20179.

3(i).8 Articles of Amendment to the Amended and Restated Articles of Incorporation of Recycling Industries, Inc. - Designation of Preferences, Limitations and Relative Rights of the Series L Redeemable Convertible Preferred Stock of Recycling Industries, Inc. Incorporated by reference to Exhibit 3(i).3 to the Company's current report on Form 8-K as filed with the commission on June 5, 1998, and amended on August 4, 1998, on Form 8-K/A, Commission File No.0-20179.

3(i).9 Articles of Amendment to the Amended and Restated Articles of Incorporation of Recycling Industries, Inc. - Designation of Preferences, Limitations and Relative Rights of the Series M Redeemable Convertible Preferred Stock of Recycling Industries, Inc. Incorporated by reference to Exhibit 3(i).4 to the Company's current report on Form 8-K as filed with the commission on June 5, 1998, and amended on August 4, 1998, on Form 8-K/A, Commission File No.0-20179.

3.1 Amended and Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, filed May 3, 1996, as amended, Commission File No.333-4574.

3.2 Amended Bylaws of Recycling Industries, Inc., incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, Commission File No.0-20179.

4.1         Indenture dated December 4, 1997.  Incorporated by reference to
            Exhibit 4.1 to the Company's current report on Form 8-K as filed with the Commission on December 22, 1997 and amended on February 11, 1998 on Form 8-K/A, Commission File No. 0-20179.

10.1 Credit Agreement dated December 4, 1997, among Recycling Industries, Inc., a Colorado corporation, Nevada Recycling, Inc., a Nevada corporation, NR Holdings, Inc., a Nevada corporation, Recycling Industries of Texas, Inc., a Colorado corporation, Recycling Industries of Missouri, Inc., a Colorado corporation, Recycling Industries of Georgia, Inc., a Colorado corporation, Recycling Industries of Atlanta, Inc., a Colorado corporation, Weissman Industries, Inc., an Iowa corporation, Recycling Industries of South Carolina, Inc., a Colorado corporation, Recycling Industries of Chesapeake, Inc., a Colorado corporation, Recycling Industries of Greensboro, Inc., a Colorado corporation, Recycling Industries of Winston-Salem, Inc., a Colorado corporation, William Lans Sons Company, an Illinois corporation, Recycling Industries of Wisconsin, Inc., a Colorado corporation, and General Electric Capital Corporation, a New York corporation, and Bank Boston, N.A. Incorporated by reference to Exhibit 10.1 to the Company's current report on form 8-K as filed with the Commission on December 22, 1997 and amended on February 11, 1998 on Form 8-K/A, Commission File No. 0-20179.

10.2 Second Amended Executive Employment Agreement between Recycling Industries, Inc. and Thomas J. Wiens, effective July 1, 1998.*

10.3        Executive Employment Agreement between Recycling Industries, Inc.
            and Brian L. Klemsz, effective July 1, 1998. *

10.4        Executive Employment Agreement between Recycling Industries, Inc.
            and Harold J. Rouster, effective July 1, 1998. *

16 Letter from BDO Seidman, LLP to the Securities and Exchange Commission. Incorporated by Reference to Exhibit 16 to the company's current report on Form 8-K as filed with the Commission on December 19, 1997.

16 Letter from BDO Seidman, LLP to the Securities and Exchange commission Incorporated by Reference to Exhibit 16 to the Company's current report on Form 8-K as filed with the Commission on September 23, 1998.

27          Financial Data Schedule*

            *  Filed herewith

REPORTS ON FORM  8-K

1. Current report on Form 8-K dated December 22, 1997, reporting the acquisitions of substantially all of the assets of Brenner, United, Jacobson, Central and Grossman on December 5, 1997, and Lans on December 8, 1997. The 8-K/A includes the audited financial statements of Brenner, United and Jacobson for the years ended December 31, 1994, 1995 and 1996, the audited financial statements of Central for the years ended December 31, 1995 and 1996 and the eleven months ended November 30, 1997, and the audited financial statements for Lans for the years ended June 30, 1995, 1996 and 1997.

2. Current report on Form 8-K dated December 19, 1997, reporting a change in auditors for a subsidiary from AJ Robbins P.c. to BDO Seidman, LLP, Commission File No. 0-20179.

3. Current report on Form 8-K/A dated February 11, 1998, reporting the acquisitions of substantially all of the assets of Brenner, United, Jacobson, Central and Grossman on December 5, 1997, and Lans on December 8, 1997. The 8-K/A includes the audited financial statements of Brenner, United and Jacobson for the years ended December 31, 1994, 1995 and 1996, the audited financial statements of Central for the years ended December 31, 1995 and 1996 and the eleven months ended November 30, 1997, and the audited financial statements for Lans for the years ended June 30, 1995, 1996 and 1997.

4.   Current report on Form 8-K dated April 30, 1998

5.   Current report on Form 8-K dated June 1, 1998

6. Current report on Form 8-K dated June 5, 1998, reporting the acquisition of substantially all of the assets of C&J Crushing, Inc., on May 21, 1998, Pro Recycling, LLC and Republic Alloys, Inc. on May 22, 1998, and Peanut City Iron & Metal Co., Inc., on May 23, 1998

7. Current report on Form 8-K dated June 12, 1998, reporting the acquisition of all of the capital stock of Ferex Corporation on May 28, 1998, and substantially all of the assets of McKinney Smelting, Inc. on May 29, 1998

8. Current report on Form 8-K/A dated August 4, 1998, reporting the acquisition of substantially all of the assets of Republic Alloys, Inc. on May 22, 1998, Peanut City Iron & Metal Co., Inc. on May 28, 1998, C&J Crushing, Inc., on May 21, 1998, Pro Recycling, LLC , all of the assets of McKinney Smelting, Inc. on May 29, 1998 and the acquisition of all of the capital stock of Ferex Corporation on May 28, 1998. The 8-K/A includes the unaudited consolidated financial statements of Registrant for the year ended September 30, 1997 and for the six months ended March 31, 1998; audited financial statements of Republic Alloys, Inc. for the three months ended March 31, 1998 and 1997, and for the years ended December 31, 1997 and 1996; audited financial statements of Peanut City for the three months ended March 31, 1998 and 1997, and the year ended December 31, 1997; unaudited financial statements of Ferex Corporation for the three months ended March 31, 1998 and 1997, and audited financial statements for the year ended December 31, 1997 and 1996.

9. Current report on Form 8-K/A dated August 5, 1998, reporting the acquisition of substantially all of the assets of Republic Alloys, Inc. on May 22, 1998, Peanut City Iron & Metal Co., Inc. on May 28, 1998, C&J Crushing, Inc., on May 21, 1998, Pro Recycling, LLC , all of the assets of McKinney Smelting, Inc. on May 29, 1998 and the acquisition of all of the capital stock of Ferex Corporation on May 28, 1998; and reporting the issuance of an additional $50 million of 13% Subordinated Notes, due in 2005. The 8-K/A includes the unaudited consolidated financial statements of Registrant for the year ended September 30, 1997 and for the six months ended March 31, 1998; audited financial statements of Republic Alloys, Inc. for the three months ended March 31, 1998 and 1997, and for the years ended December 31, 1997 and 1996; audited financial statements of Peanut City for the three months ended March 31, 1998 and 1997, and the year ended December 31, 1997; unaudited financial statements of Ferex Corporation for the three months ended March 31, 1998 and 1997, and audited financial statements for the year ended December 31, 1997 and 1996

10. Current report on Form 8-K dated September 23, 1998, reporting the resignation of BDO Seidman, LLC.

11. Current report on Form 8-K dated October 9, 1998, reporting the appointment of AJ. Robbins, P.C.

                                     SIGNATURE


Pursuant to the requirements of Section 13 or 15(d) of the securities exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             RECYCLING INDUSTRIES, INC.


Date: January 13, 1999               By:  /s/  Thomas J. Wiens
                                     ---------------------------------------
                                          Thomas J. Wiens, Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: January 13, 1999                  By:  /s/  Thomas J. Wiens
                                        ---------------------------------------
                                            Thomas J. Wiens, Principal
                                            Executive Officer, Director



Date: January 13, 1999                  By:  /s/  Luke F. Botica
                                        ---------------------------------------
                                            Luke F. Botica, Vice Chairman,
                                            Director



Date: January 13, 1999                  By:  /s/  Brian L. Klemsz
                                        ---------------------------------------
                                            Brian L. Klemsz, Principal
                                            Financial Officer, Director



Date: January 13, 1999                  By:  /s/  Jerome B. Misukanis
                                        ---------------------------------------
                                            Jerome B. Misukanis, Director



Date: January 13, 1999                  By:  /s/  Graydon H. Neher
                                        ---------------------------------------
                                             Graydon H. Neher, Director

Recycling Industries, Inc.
And Subsidiaries


Contents



Report of Independent Certified Public Accountants                           F-2
Financial Statements:
  Consolidated Balance Sheets                                            F-3 F-4
  Consolidated Statements of Operations                                      F-5
  Consolidated Statements of Stockholders' Equity                        F-6 F-8
  Consolidated Statements of Cash Flows                                      F-9
Summary of Accounting Policies
  And Notes to Consolidated Financial Statements                       F-10 F-44

INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders of Recycling Industries, Inc.
Denver, Colorado


We have audited the accompanying consolidated balance sheet of Recycling Industries, Inc., and Subsidiaries as of September 30, 1998 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Recycling Industries, Inc. and Subsidiaries as of September 30, 1998, and the result of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $37.5 million during the year ended September 30, 1998. As described more fully in Note 9 to the financial statements, the Company is in default on its senior credit facility and subordinated loan agreements, which cause the balances of $225.2 million to become due on demand. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                  AJ. Robbins, PC.
                                  CERTIFIED PUBLIC ACCOUNTANTS AND CONSULTANTS


Denver, Colorado
January 12, 1999

                 RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (Thousands of Dollars)

                                  ASSETS (Note 9)

----------------------------------------------------------------------------

September 30,                                          1998          1997
----------------------------------------------------------------------------

CURRENT ASSETS:
Cash                                                    $ 750         $ 746
Accounts receivable, net (Note 1)                      31,212         8,820
Inventories (Note 3)                                   11,473         4,183
Deferred income taxes (Note 6)                              -           810
Prepaid expenses and other                              4,613           445
----------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                   48,048        15,004
----------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET (Note 4)                  172,953        33,227
----------------------------------------------------------------------------

OTHER ASSETS:
Notes receivable, related party (Note 10)               1,925            85
Deferred income taxes (Note 6)                              -           585
Goodwill, net of amortization                          66,296         2,749
Other assets, net of amortization (Note 5)             15,059         3,429
----------------------------------------------------------------------------
TOTAL OTHER ASSETS                                     83,280         6,848
----------------------------------------------------------------------------

TOTAL ASSETS                                        $ 304,281      $ 55,079
----------------------------------------------------------------------------


                   See accompanying summary of accounting
           policies and notes to consolidated financial statements.

                            RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                      (Thousands of Dollars)

                            LIABILITIES AND STOCKHOLDERS' EQUITY


-----------------------------------------------------------------------------------

September 30,                                                1998          1997
-----------------------------------------------------------------------------------

CURRENT LIABILITIES:
Current maturities of long-term debt (Note 9)              $ 217,204       $ 3,300
Accounts payable                                               9,468         2,661
Accounts payable - related parties                                 -           438
Settlement liability (Note 13)                                 8,150             -
Accrued interest                                               3,575            24
Accrued payroll                                                2,081           396
Other current liabilities                                      8,655           629
-----------------------------------------------------------------------------------
TOTAL  CURRENT LIABILITIES                                   249,133         7,448
-----------------------------------------------------------------------------------

LONG-TERM LIABILITIES:
Long-term debt, less current maturities (Note 9)               4,335        29,456
Other long-term liabilities                                   10,625             -

-----------------------------------------------------------------------------------
TOTAL LONG-TERM LIABILITIES                                   14,960        29,456
-----------------------------------------------------------------------------------

TOTAL LIABILITIES                                            264,093        36,904
-----------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENT LIABILITIES (Note 13)
-----------------------------------------------------------------------------------
Redeemable common stock, $.001 par value,
363,636 shares issued and outstanding (Note 2)                 1,500         1,500
-----------------------------------------------------------------------------------

STOCKHOLDERS'  EQUITY  (Notes  7, 10 and 12):
Preferred  stock,  no par  value, 10,000,000
shares authorized 76,145 and 10,000 shares issued
and outstanding                                               23,183           500

Common Stock, $.001 par value, 50,000,000 shares
authorized, 21,325,249 and 14,149,780 shares issued
and outstanding                                                   21            14

Additional paid-in capital                                    63,628        26,846
Accumulated deficit                                          (48,144)      (10,685)

-----------------------------------------------------------------------------------
TOTAL STOCKHOLDERS' EQUITY                                    38,688        16,675
-----------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 304,281      $ 55,079
-----------------------------------------------------------------------------------

See accompanying summary of accounting policies and notes to consolidated financial statements.


                            RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Thousands of dollars except per share amounts)


----------------------------------------------------------------------------------------------------------
Years Ended September 30,                                          1998            1997            1996
----------------------------------------------------------------------------------------------------------
Net sales (Note 8)                                               $ 239,359        $ 62,424       $ 27,619
Cost of sales and operating expenses                               215,592          55,179         26,590
----------------------------------------------------------------------------------------------------------
Gross profit                                                        23,767           7,245          1,029
Selling, general and administrative expenses, net (Note 13)         28,978           4,221          3,253
----------------------------------------------------------------------------------------------------------
Operating income (loss)                                             (5,211)          3,024         (2,224)
----------------------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSE):
Interest expense                                                   (20,406)         (2,616)          (732)
Miscellaneous                                                          (35)             73              4
----------------------------------------------------------------------------------------------------------
TOTAL OTHER INCOME (EXPENSE)                                       (20,441)         (2,543)          (728)
----------------------------------------------------------------------------------------------------------

Earnings (loss) before income tax benefit (expense)
   and extraordinary loss                                          (25,652)            481         (2,952)
Benefit (provision) for income taxes (Note 6)                            -             595             (9)
----------------------------------------------------------------------------------------------------------
Earnings (loss) before extraordinary loss                          (25,652)          1,076         (2,961)
Extraordinary loss (Note 1)                                        (11,807)              -               -
----------------------------------------------------------------------------------------------------------
NET EARNINGS (LOSS)                                              $ (37,459)        $ 1,076       $ (2,961)
----------------------------------------------------------------------------------------------------------
Net earnings (loss)                                              $ (37,459)        $ 1,076       $ (2,961)
Preferred stock dividends (Note 12)                                    897             364               -
----------------------------------------------------------------------------------------------------------
Net earnings (loss) available to common shareholders             $ (38,356)        $   712       $ (2,961)
----------------------------------------------------------------------------------------------------------

EARNINGS (LOSS) PER SHARE:
BASIC EARNINGS (LOSS) PER COMMON SHARE
Before extraordinary item                                        $   (1.44)           0.05       $  (0.29)
Extraordinary item                                                   (0.64)              -               -
----------------------------------------------------------------------------------------------------------
BASIC EARNINGS (LOSS) PER COMMON SHARE                           $   (2.08)         $ 0.05        $ (0.29)
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                       18,414,565     13,529,644      10,153,502
----------------------------------------------------------------------------------------------------------
DILUTED EARNINGS (LOSS) PER COMMON SHARE
Before extraordinary item                                        $   (1.44)            0.05     $   (0.29)
Extraordinary item                                                   (0.64)               -              -
----------------------------------------------------------------------------------------------------------
DILUTED EARNINGS (LOSS) PER COMMON SHARE                         $   (2.08)         $ 0.05        $ (0.29)
----------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------
WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING              18,414,565       15,170,081     10,153,502
----------------------------------------------------------------------------------------------------------

                   See accompanying summary of accounting
           policies and notes to consolidated financial statements.


                                           RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                     (Thousands of dollars)

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                Additional
                                                        Preferred Stock         Common Stock      Paid-in    Accumulated
Years Ended September 30, 1996, 1997 and 1998          Shares       Amount     Shares   Amount    Capital     (Deficit)     Total
----------------------------------------------------------------------------------------------------------------------------------
Balances, September 30, 1995                            313,000    $ 1,762    8,395,785   $ 8    $ 13,120      $ (8,436)   $ 6,454
Common Stock issued in acquisition of Anglo (Note 2)          -          -      227,693     -          925            -        925
Conversion of Preferred Stock Series B                 (300,000)      (450)      12,000     -         450             -          -
Common Stock issued in private offering,
    net of offering costs of $548 (Note 12)                   -          -    1,070,636     1       2,395             -      2,396
Conversion of bridge loans (Note 12)                          -          -      413,523     -       1,138             -      1,138
Common Stock issued on exercise of warrants                   -          -      816,822     1         314             -        315
Common Stock issued in public offering, net of
    offering costs of $2,510 (Note 12)                        -          -    3,994,652     4      13,964             -     13,968
Redemption of Common Stock                                    -          -       (6,933)    -        (150)            -      (150)
Redemption of Common Stock and Preferred Stock
    Series A (Note 12)                                  (13,000)    (1,312)    (120,000)    -      (1,088)            -    (2,400)
Redemption of Common Stock (Note 12)                          -          -   (1,373,385)   (1)     (5,521)            -    (5,522)
Net loss                                                      -          -            -     -           -        (2,961)   (2,961)
----------------------------------------------------------------------------------------------------------------------------------

BALANCES, SEPTEMBER 30, 1996                                  -        $ -   13,430,793  $ 13    $ 25,547      $ (11,397)  $14,163
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


                                           RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                     (Thousands of dollars)


-------------------------------------------------------------------------------------------------------------
                                                                                                  Additional
                                                           Preferred Stock       Common Stock       Paid-in
Years Ended September 30, 1996, 1997 and 1998              Shares  Amount       Shares     Amount   Capital
-------------------------------------------------------------------------------------------------------------

Balances, September 30, 1996                                     -     $ -      13,430,793   $ 13    $ 25,547
Preferred Stock Series C issued for cash (Note 12)          10,000   1,000               -      -           -
Redemption of Preferred Stock Series C (Note 12)           (10,000) (1,000)              -      -           -
Preferred Stock Series D issued for acquisitions (Note 12)  10,000     500               -      -           -
Common Stock issued in private offering (Note 12)                -       -         500,000      1       1,249
Common Stock issued on exercise or                               -       -         150,000      -         135
    conversion of Series I warrants                              -       -         133,800      -          27
Common Stock issued on exercise or
    conversion of Dealer warrants                                -       -           1,187      -           7
Common Stock repurchased (Note 12)                               -       -         (66,000)     -        (119)
Preferred dividends paid (Note 12)                               -       -               -      -           -
Net earnings                                                     -       -               -      -           -
-------------------------------------------------------------------------------------------------------------

BALANCES, SEPTEMBER 30, 1997                                10,000   $ 500      14,149,780   $ 14    $ 26,846
-------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------

                                                                  Accumulated
Years Ended September 30, 1996, 1997 and 1998                      (Deficit)     Total
-----------------------------------------------------------------------------------------
Balances, September 30, 1996                                      $ (11,397)    $ 14,163
Preferred Stock Series C issued for cash (Note 12)                        -        1,000
Redemption of Preferred Stock Series C (Note 12)                          -       (1,000)
Preferred Stock Series D issued for acquisitions (Note 12)                -          500
Common Stock issued in private offering (Note 12)                                  1,250
Common Stock issued on exercise or                                                   135
    conversion of Series I warrants                                       -           27
Common Stock issued on exercise or
    conversion of Dealer warrants                                         -            7
Common Stock repurchased (Note 12)                                        -         (119)
Preferred dividends paid (Note 12)                                     (364)        (364)
Net earnings                                                          1,076        1,076
-----------------------------------------------------------------------------------------

BALANCES, SEPTEMBER 30, 1997                                      $ (10,685)     $16,675
-----------------------------------------------------------------------------------------

                   See accompanying summary of accounting
           policies and notes to consolidated financial statements.


                                           RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                     (Thousands of dollars)


-----------------------------------------------------------------------------------------------------------------------
                                                                                     Additional
                                                 Preferred Stock      Common Stock     Paid-in  Accumulated
Years ended September 30, 1996, 1997 and 1998  Shares   Amount      Shares     Amount  Capital   (Deficit)       Total
----------------------------------------------------------------------------------------------------------------------

Balances, September 30,1997                      10,000     $ 500   14,149,780  $ 14   $26,846    $ (10,685)  $  16,675
Preferred Stock issued for
  acquisitions (Notes 2 and 12):
   Series E                                      10,000     3,000                                                 3,000
   Series F                                      14,000     3,500                                                 3,500
   Series G                                      14,000     3,500                                                 3,500
   Series H                                      11,378     5,660                                                 5,660
   Series I                                       9,072     3,175                                                 3,175
   Series J                                       1,005       503                                                   503
   Series K                                       5,080     2,540                                                 2,540
   Series L                                         580       290                                                   290
   Series M                                       1,030       515                                                   515
Common Stock issued for acquisitions,
 net of issuance costs (Notes 2 and 12)               -         -    1,484,983     2    14,328            -      14,330
Common Stock issued for cash, net of
    issuance costs (Note 12)                          -         -    1,666,666     1     9,474            -       9,475
Common stock issued on exercise of
options and warrants, net of issuance
     costs (Notes 7 and 12)                           -         -    4,023,820     4     4,870            -       4,874
Issuance of warrants in connection
with debt financing (Notes 9 and 12)                  -         -            -     -     9,007            -       9,007
Preferred stock dividends                             -         -            -     -      (897)           -       (897)
Net loss                                              -         -            -     -         -      (37,459)   (37,459)
-----------------------------------------------------------------------------------------------------------------------

BALANCES, SEPTEMBER 30, 1998                     76,145  $ 23,183   21,325,249  $ 21   $63,628    $ (48,144)  $  38,688
-----------------------------------------------------------------------------------------------------------------------

                   See accompanying summary of accounting
           policies and notes to consolidated financial statements.



                           RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Thousands of dollars)


-----------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------
Years Ended September 30,                        1998              1997            1996
-----------------------------------------------------------------------------------------

Operating Activities:
Net earnings (loss)                            $(37,459)         $ 1,076         $(2,961)
Adjustments to reconcile net earnings (loss)
  to net cash used in operating activities:
Depreciation and amortization                     9,769            2,592           1,197
Extraordinary loss                               11,807                -               -
Other operating activities                            -           (1,472)            230
Deferred income taxes                                 -             (595)              -
Changes in assets and liabilities, net of
  the effect of business acquisitions:
Accounts receivable                                 151           (4,355)         (2,199)
Inventories                                       4,213           (1,498)            657
Prepaid expenses and other                       (6,801)             (53)           (244)
Accounts payable                                  3,558              (73)          1,531
Liabilities, exclusive of debt                   10,495              391             240
-------------------------------------------------------------------------   -------------
Net cash used in operating activities            (4,267)          (3,987)         (1,549)
-----------------------------------------------------------------------------------------

 Investing Activities:
Capital expenditures, net                        (7,862)          (2,962)         (1,561)
Note receivable, related party                   (1,840)             (85)            146
Other assets                                      2,942           (1,197)             19
Acquisitions, net of equity issued             (185,789)         (11,212)        (11,568)
Cash acquired in acquisitions                     3,083                -               -
-------------------------------------------------------------------------   -------------
Net cash used in investing activities          (189,466)         (15,456)        (12,964)
-----------------------------------------------------------------------------------------

Financing Activities:
Proceeds from borrowings                        232,509           26,867          10,215
Principal payments on borrowings                (37,379)          (8,229)         (2,614)
Other long-term liabilities                         203                -               -
Prepayment penalty on debt                       (2,532)               -               -
Loan fees paid                                  (13,364)            (835)           (429)
Dividends paid                                      (50)            (364)              -
Net proceeds from issuance of stock              14,350            2,419          16,679
Redemption of preferred stock                         -           (1,000)         (8,072)
Common stock repurchased                              -             (119)              -
-------------------------------------------------------------------------   -------------
Net cash provided by financing activities       193,737           18,739          15,779
-----------------------------------------------------------------------------------------
Increase (decrease) in cash                           4             (704)          1,266
Cash, beginning of period                           746            1,450             184
-----------------------------------------------------------------------------------------
Cash, end of period                               $ 750            $ 746         $ 1,450
-----------------------------------------------------------------------------------------

                   See accompanying summary of accounting
           policies and notes to consolidated financial statements.

Recycling Industries, Inc.
and Subsidiaries
Notes to Consolidated Financial Statements
1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


Operations of Recycling Industries, Inc. and its Subsidiaries

Recycling Industries, Inc. and subsidiaries (the "Company") is a full-service metals recycler primarily engaged in the collection and processing of various ferrous and non-ferrous metals for resale to domestic and foreign steel producers and other metal producers and processors.

The Company's financial statements have been prepared in conformity with principles of accounting applicable to a going concern. These principles contemplate the realization of assets and liquidation of liabilities in the normal course of business. During the year ended September 30, 1998, the Company sustained a substantial net loss. This net loss caused the Company to be in violation of its senior credit facility and subordinated debt agreements, due to among other items, the Company's inability to meet certain financial ratio covenants and to make certain interest payments. Provisions of the senior credit facility and subordinated debt agreements state that in event of default, or events that might lead to default, the lenders have the option to make all notes and loans due and owing immediately. As of the date of this report, no action has been taken by the lenders in this regard. Amounts due to the lenders have been classified in the financial statements in accordance with provisions of the credit agreements. The resulting effect is the classification of long term debt totaling $217.1 million (representing $225.2 million due under the agreements less $8.1 million of unamortized discount) as a current liability. The Company has entered into negotiations with the lenders toward restructuring the obligations. Additionally, management has instituted measures to mitigate future losses including suspending activities of marginal operations and eliminating numerous positions, and is in the process of investigating additional and or alternate sources of financing.

Principles of Consolidation and Investments in Affiliates

The  consolidated   financial  statements  include  the  accounts  of  Recycling
Industries, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Concentration of Credit Risk

Concentrations of credit risk with respect to trade receivables exist due to large balances with a few customers. At September 30, 1998 and 1997, accounts receivable balances from significant customers were $2.2 million and $3.3 million or 7% and 38%, respectively, of the total accounts receivable balance. Ongoing credit evaluations of customers' financial condition are performed and, generally, no collateral is required. The Company maintains an allowance for potential credit losses and such losses, in the aggregate, have not exceeded management's expectations. At September 30, 1998 and 1997 the allowance for doubtful accounts was $1.6 million and $4,000 respectively. Customers are located throughout the Midwest, Southeast and Western regions of the United States and Mexico. Sales to one customer in Mexico comprised 1.1%, 11.5% and 15.4% of consolidated net sales for the years ended September 30, 1998, 1997 and 1996, respectively.

Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, time deposits, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. The fair value of notes payable was estimated based on market values for debt with similar terms. Management believes that the fair value of that debt approximates its carrying value.

Inventories

The Company uses the lower of average cost on a first-in, first-out basis or market for determining costs for ferrous and non-ferrous scrap metal. In addition, if future costs are estimated to exceed future sales, an allowance for losses equal to the excess is provided by a charge to current operations. At September 30, 1998, the Company recorded a $4.5 million charge to cost of sales as a result of reducing inventory to net realizable value.

Property and Equipment

Property and equipment are carried at cost and are being depreciated on the straight-line method over lives ranging from three to 40 years. Property and equipment leases, which are deemed to be installment purchase obligations, have been capitalized and included in the property and equipment accounts. Maintenance, repairs and minor renewals are charged to operations while major renewals and betterments are capitalized.

Excess of Cost Over Fair Value of Net Assets Acquired

The Company amortizes costs in excess of the fair value of net assets of businesses acquired goodwill using the straight-line method over 40 years. Recoverability is reviewed annually or sooner if events or circumstances indicate that the carrying amount may exceed fair value. Recoverability is determined by comparing the undiscounted net cash flows of the assets to which goodwill applies to the net book value including goodwill of those assets. The analysis involves significant management judgment to evaluate the capacity of an acquired business to perform within projections. At September 30, 1998, the Company reduced $1.9 million of goodwill in connection with Company's southern Texas facility.

Other Assets

The Company capitalizes certain acquisition and financing costs into other assets. Acquisition costs incurred on successful acquisitions are allocated to net assets acquired and financing costs are amortized over the life of the underlying agreement, and acquisition costs incurred on unsuccessful acquisitions are charged to expense. At September 30, 1998, the Company wrote off $3.2 million in acquisition costs.

Revenue Recognition

The Company recognizes revenue on commercial exchanges at the time title to goods transfers to the buyer. Brokerage income is recorded at the time materials are received by the customer.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed by dividing net earnings, after deducting preferred stock dividends, by the weighted average number of common shares outstanding during the period.

Dilutive common equivalent shares consist of convertible preferred stock, stock options and warrants. In loss periods, dilutive common equivalent shares are excluded, as the effect would be anti-dilutive.

Cash and Cash Equivalents

For purposes of the Consolidated Statements of Cash Flows, the Company considers all demand deposits and overnight investments as cash equivalents. Included in accounts payable are outstanding checks in excess of cash balances of $1.1 million at September 30, 1998.

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

Commodity Contracts

The Company enters into copper futures contracts to manage its exposure to fluctuations in the copper markets. At September 30, 1998, the Company had net contracts to purchase 0.8 million pounds of copper. Based upon the correlation of commodity types and contract dates, these contracts are accounted for as hedges. Realized and unrealized gains and losses on futures contracts designated as hedges are deferred and are ultimately recognized as part of the measurement of the hedged transactions. At September 30, 1998, the amount of net deferred gains and losses on futures contracts qualifying as hedges were not material.

Environmental Matters

Capital expenditures for ongoing environmental compliance measures are recorded in the consolidated balance sheets and related expenses are included in the normal operating expenses of conducting business. The Company is currently involved with environmental compliance and remediation activities. The Company accrues for certain environmental remediation-related activities for which commitments or clean-up plans have been developed or for which costs can be reasonably estimated. In conjunction with the acquisitions completed during the year ended September 30, 1998, $10.9 million of preferred stock and cash were placed in or has been allocated to escrow accounts at closing for estimated future environmental remediation costs. In addition to the amounts escrowed, the Company accrued as other long-term liabilities an additional $6 million for potential environmental contamination costs associated with the acquisitions completed during the year.

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

Extraordinary Item

The Company recorded an extraordinary loss of $11.8 million, net of an income tax benefit, during the year ended September 30, 1998. This extraordinary loss was comprised of $8.2 million for a litigation settlement reserve and $3.6 million for the extinguishment of $32.1 million of debt.

Recent Accounting Pronouncements

The Company has implemented Financial Accounting Standards ("FAS") No. 128, "Earnings per Share." FAS No. 128 provides for the calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of the entity, similar to fully diluted earnings per share. In loss periods, dilutive common equivalent shares are excluded, as the effect would be anti-dilutive.

The Company is required to implement FAS No. 130 "Reporting Comprehensive Income" and FAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" in fiscal 1999. FAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, FAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. FAS No. 131 supersedes FAS No. 14 "Financial Reporting for Segments of a Business Enterprise". FAS No. 131
establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. FAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. FAS 130 and 131 require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

In June 1998, the Financial Accounting Standards Board issued FAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. FAS No. 133 requires companies to recognize all derivatives contracts as either assets or liabilities in the balance sheet and to measure them at fair value. If certain conditions are met, a derivative may be specifically designated as a hedge of the: (i) exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment ("fair value hedges"), (ii) exposure to variable cash flows of a forecasted transaction ("cash flow hedges"), or (iii) foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or (iii) a foreign-currency-denominated forecasted transaction ("foreign currency hedges"). The objective of hedge accounting is to match the timing of gain or loss recognition on the hedging derivative with the recognition of
(i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument (e.g., derivative contracts entered into for speculative purposes), the gain or loss is recognized in income in the period of change. FAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company currently plans to adopt FAS No. 133 on October 1, 1999. On that date, hedging relationships will be designated anew and documented. The Company has not yet evaluated the financial statement impact of adopting FAS No. 133.

Reclassifications

Certain   balances  in  the  1996  and  1997  financial   statements  have  been
reclassified to conform to the 1998 presentation. The reclassifications had no effect on financial condition, results of operations, or cash flows.


2.    ACQUISITIONS

The following acquisitions were accounted for using the purchase method of accounting. The results of operations of the businesses acquired have been included in the Company's consolidated financial statements since the date of acquisition.

On May 29, 1998, the Company completed the acquisition of substantially all of the assets of McKinney Smelting, Inc. ("McKinney"), with operations in the McKinney, Texas area. The assets acquired from McKinney consist of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The total purchase price for McKinney was $2.9 million in cash.

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

On May 28, 1998, the Company acquired substantially all of the scrap metals recycling assets and business of Peanut City Iron & Metal Co., Inc. ("Peanut City"), a privately held metals recycler with operations in the Suffolk, Virginia area. The assets acquired from Peanut City consist of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The Company also purchased from Peanut City approximately three acres of real property, buildings and improvements used in the metals recycling business. The total purchase price for Peanut City was $3.4 million, comprised of $2.9 million in cash and 1,005 shares of the Company's Series J Redeemable Convertible Preferred Stock having a stated value of $0.5 million, or $500 per share.

On May 22, 1998, the Company acquired substantially all of the scrap metals recycling assets and business of Republic Alloys, Inc. ("Republic"), a privately held metals recycler and crane operator with operations in the Charlotte, North Carolina area. The assets acquired from Republic consist of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The Company also purchased approximately 13.5 acres of real property, buildings and improvements used in the metals recycling business. The total purchase price for Republic was $12.9 million, comprised of $10.2 million in cash, 5,080 shares of the Company's Series K Redeemable Convertible Preferred Stock having a stated value of $2.5 million, or $500 per share, and 30,000 shares of the Company's Common Stock, $.001 par value per share, having a stated value of $0.2 million, or $5.62 per share.

On May 22, 1998, the Company acquired substantially all of the scrap metals recycling assets and business of Pro Recycling, L.L.C. ("Pro Recycling"), a privately-held metals recycler with operations in the Milwaukee, Wisconsin area. The assets acquired from Pro Recycling consist primarily of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. Also as part of the transaction the Company also purchased from Lewinsky Iron and Metal and AA Investment three separate parcels of real property, buildings and improvements used in the metals recycling business of Pro Recycling. The total purchase price for Pro Recycling was $3.0 million, comprised of $2.5 million of cash and 1,030 shares of the Company's Series M Redeemable Convertible Preferred Stock valued at $0.5 million, or $500 per share.

On May 21, 1998, the Company acquired substantially all of the scrap metals recycling assets and business of C&J Crushing, Inc. ("C&J Crushing"), a privately held metals recycler with operations in the Landis, North Carolina area. The assets acquired from C&J Crushing consist primarily of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The Company also purchased from C&J Crushing approximately
3.5 acres of real property, buildings and improvements used in the metals recycling business. The total purchase price for C&J Crushing was $1.5 million, comprised of $1.2 million of cash and 580 shares of the Company's Series L Redeemable Convertible Preferred Stock valued at $0.3 million, or $500 per share.

On December 8, 1997, the Company acquired from Bertram Lans, Bruce Lans and Scott Lans all of the issued and outstanding capital stock of Wm. Lans Sons' Co., Inc. ("Lans"), a privately held metals recycler with operations in the South Beloit, Illinois, area. The assets owned by Lans consist of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The Company also purchased from an affiliate of Lans certain real property, buildings and leasehold improvements used in the metals recycling business. The total adjusted purchase price for Lans was $25.2 million, comprised of $22.0 million of cash and 9,072 shares of the Company's Series I 8% Redeemable Convertible Preferred Stock (the "Series I Preferred") having a stated value of $3.2 million. If not earlier redeemed or converted on December 8, 1999, the Series I Preferred will automatically convert into that number of shares of Common Stock having a market value on the date of conversion of not less than $3.2 million.

On December 5, 1997, the Company acquired substantially all of the scrap metals recycling assets and business of Brenner Companies, Inc. ("Brenner"), a privately held metals recycler with operations in the Winston-Salem, North Carolina area. The assets acquired from Brenner consist of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The Company also purchased from Brenner certain real property, buildings and leasehold improvements used in the metals recycling business. The total purchase price for the Brenner assets was $23.8 million, comprised of $15.7 million of cash, 14,000 shares of the Company's Series F 6.5% Redeemable Convertible Preferred Stock (the "Series F Preferred") having a stated value of $3.5 million, 14,000 shares of the Company's Series G 6.5% Redeemable Convertible Preferred Stock (the "Series G Preferred") having a stated value of $3.5 million and the assumption of $1.1 million of Brenner's deferred compensation liabilities.

If not earlier redeemed or converted on December 5, 2000, the Series F Preferred will automatically convert into that number of shares of Common Stock having an aggregate market value on the date of conversion of not less than $3.5 million. Brenner has the right to require the Company to find a purchaser of the shares of common stock received upon conversion of the Series F Preferred (the "Series F Conversion Shares") on or before December 5, 2000. If the sale of the Series F Conversion Shares yields net proceeds of less than $3.5 million, the Company will pay the difference to Brenner. If not earlier redeemed or converted on December 5, 2000, the Series G Preferred will automatically convert into that number of shares of Common Stock having an aggregate market value on the date of conversion of not less than $3.5 million.


On December 5, 1997, the Company acquired substantially all of the scrap metals recycling assets and business of Grossman Brothers Company, Inc. and Milwaukee Metal Briquetting Co., Inc. (collectively "Grossman"). Grossman was a privately held metals recycler with operations in the Milwaukee, Wisconsin area. The assets acquired from Grossman consisted of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The Company is leasing, pursuant to a capital lease with an option to purchase, the real property, buildings and leasehold improvements used in the metals recycling business acquired from Grossman. The total purchase price for Grossman was $7.4 million, comprised of $3.7 million of cash, a capital lease with a present value of $2.7 million, 98,039 shares of Common Stock valued at $0.7 million which will be held in escrow during the lease term, and the assumption of $0.3 million of Grossman's liabilities.

On December 5, 1997, the Company acquired substantially all of the scrap metals recycling assets and business of Central Metals Company, Inc. ("Central"), a privately held metals recycler with operations in the Atlanta, Georgia area. The assets acquired from Central consist of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The real property and buildings owned and used by Central in the metals recycling business have been placed into escrow and are being leased by the Company until Central can provide clear title to these assets, at which time the Company will complete the purchase of the real property and buildings. The Company is leasing certain equipment used in the metals recycling business from an affiliate of Central. The total purchase price for Central was $31.0 million, comprised of $20.7 million of cash and 800,000 shares of Common Stock, having an agreed value of $12.50 per share or $10 million. The Company also assumed $0.3 million of Central's liabilities.

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

On December 5, 1997, the Company acquired substantially all of the scrap metals recycling assets and business of Money Point Land Holding Corporation and Money Point Diamond Corporation (collectively "Jacobson"). Jacobson was a privately held metals recycler with operations in the Chesapeake, Virginia area. The assets acquired from Jacobson consist of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals.

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

On December 5, 1997, the Company acquired substantially all of the scrap metals recycling assets and business of United Metal Recyclers, Inc. ("United"), a privately held metals recycler with operations in the Kernersville, North Carolina area. The assets acquired from United consist of heavy equipment, tools and rolling stock used in the business of recycling ferrous and non-ferrous metals. The Company also purchased from United certain real property, buildings and leasehold improvements used in the metals recycling business and United's 50% interest in another metals recycling facility located in the Smithfield, North Carolina area. The total purchase price for the United assets and United's 50% interest in D.H. Griffin was $42.0 million, comprised of $36.0 million of cash, 11,378 shares of the Company's Series H 6% Secured Redeemable Convertible Preferred Stock having a stated value of $5.7 million and the assumption of $0.3 million of United's liabilities.

If not earlier redeemed or converted on December 5, 2000, the Series H Preferred will automatically convert into that number of shares of Common Stock having an aggregate market value on the date of conversion of not less than $5.7 million. United has the right to require the Company to find a purchaser of the shares of common stock received upon conversion of the Series H Preferred (the "Series H Conversion Shares") on or before December 5, 2000. If the sale of the Series H Conversion Shares yields net proceeds of less than $5.7 million, the Company will pay the difference to United.

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

On August 5, 1996, the Company acquired for $12.1 million all of the outstanding Common Stock of Weissman Industries, Inc., ("Weissman") a metals recycler located in Waterloo, Iowa. The purchase price has been allocated to assets based on their fair market value net of assumed liabilities. The assets consisted of accounts receivable, inventories, property and equipment, covenant not to compete and goodwill. The purchase price was funded with $10.6 million of cash and 363,636 shares of the Company's Common Stock valued at $1.5 million. Approximately $5.8 million of the cash portion of the purchase price was funded through the proceeds of a public offering of the Company's Common Stock in July, 1996, operating cash reserves, and $4.8 million of long-term debt secured by the equipment and real property acquired. Under the terms of a Share Price Guaranty Agreement (the "Agreement"), the Company has agreed to guarantee at $1.5 million the value of the 363,636 shares.

The agreement grants the seller registration rights effective for three years. If at any time during the three year period commencing on the effective date of the registration statement, the seller sells the 363,636 shares of Common Stock at less than the guaranteed amount, the Company is required to pay to the seller any shortfall in cash.

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

On  December  5,  1997,  in  connection  with  the  December  1997  and May 1998 acquisitions referred to above, the Company and all of its operating subsidiaries entered into a $150 million Senior Credit Facility ("Credit Facility") with General Electric Capital Corporation and BankBoston, N.A. as agents for the lenders. The Credit Facility is comprised of a $45 million revolving credit facility, a $40 million term loan due December 5, 2003, with interest and principal payable quarterly, a $40 million term loan due on the earlier of December 5, 2005 or six months prior to the maturity of the
Subordinated Notes discussed below with interest and principal payable quarterly, and a $25 million acquisition line of credit due December 5, 2003, with interest and principal payable quarterly. The notes bear interest at either
(i) the higher of (a) prime plus .75% or (b) the Federal Funds rate plus 50 basis points per annum plus .75%, or (ii) at the option of the Company upon certain conditions, the LIBOR rate plus 2.25%. The proceeds from the Credit Facility are secured by substantially all of the Company's assets and are to be used in part for acquisitions.

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

The following summarized unaudited pro forma results of operations assumes the acquisition of McKinney, Ferex, Peanut City, Republic, Pro Recycling, C&J Crushing, Lans, Brenner, Grossman, Central, Jacobson, United, D.H. Griffin, AIC, ARC, Weissman, Mid-America and Anglo had occurred at the beginning of the year acquired and the preceding year(s).


---------------------------------------------------------------------------------------------------------------
Years ended September 30,                                          1998            1997              1996
---------------------------------------------------------------------------------------------------------------
(Thousands of dollars except per share amounts)

Net sales                                                          $ 325,119       $ 344,405         $ 294,765
Depreciation and amortization                                         14,893          12,559            11,010
Operating income                                                       5,509          34,175            11,534
Earnings (loss) before income taxes and extraordinary loss           (24,123)          9,402           (16,273)
Benefit (provision) for income taxes                                       -          (3,317)            6,117
Extraordinary loss                                                   (11,807)         (2,414)           (2,414)
Net earnings (loss)                                                  (35,930)          3,671           (12,570)
Preferred stock dividends                                              1,089           1,432             1,089

Net income (loss) available to common shareholders                 $ (37,019)        $ 2,239         $ (13,659)
---------------------------------------------------------------------------------------------------------------

Basic earnings (loss) per common share:
Earnings before extraordinary item                                      $ (1.17)         $ 0.28           $ (0.85)
Extraordinary item                                                        (0.55)          (0.14)            (0.18)
---------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share                                  $ (1.72)         $ 0.14           $ (1.03)
---------------------------------------------------------------------------------------------------------------

Weighted average number of common shares outstanding              21,566,000      16,681,000        13,305,000
---------------------------------------------------------------------------------------------------------------

Diluted earnings (loss) per common share (2):
Earnings before extraordinary item                                      $ (1.17)         $ 0.20           $ (0.85)
Extraordinary item                                                        (0.55)          (0.09)            (0.18)
---------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share                                $ (1.72)         $ 0.11           $ (1.03)
---------------------------------------------------------------------------------------------------------------

Weighted average number of common shares outstanding              21,566,000      25,663,000        13,305,000
---------------------------------------------------------------------------------------------------------------
EBITDA (1)                                                          $ 20,402        $ 46,734          $ 22,544
---------------------------------------------------------------------------------------------------------------

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

                                       F-20

(2) Potentially dilutive issues not included in the computation of pro forma diluted earnings per common share: For the fiscal year ended September 30, 1998, warrants and options to acquire 1,050,071 shares of common stock, at exercise prices of $4.00 to $75.00 per share, were not included in the computation of diluted EPS because the warrants' and options' exercise prices were greater than the average market price of the common shares. In addition, warrants and options to acquire 9,691,029 shares of common stock at exercise prices of $0.01 to $6.61 per share were not included in the computation of diluted EPS as the effect would be anti-dilutive. Preferred shares convertible into 4,080,383 common shares, at various conversion rates, were not included in the computation of diluted EPS as the effect would be anti-dilutive. Contingently issuable common shares of 5,473,526 were not included in the computation of diluted EPS as the effect would be anti-dilutive. Redeemable common shares of 363,636 were not included in the computation of diluted EPS as the effect would be anti-dilutive.

     For the fiscal year ended September 30, 1997, warrants and options to acquire 4,845,541 shares of common stock at exercise prices of $1.63 to $75.00 per share were not included in the computation of diluted EPS because the warrants' and options' exercise prices were greater than the average market price of the common shares. Preferred shares convertible into 3,831,068 common shares, at various conversion rates, were not included in the computation of diluted EPS as the effect would be anti-dilutive. Debt convertible into 353,970 common shares were not included in the computation of diluted EPS as the effect would be anti-dilutive.

     For the fiscal year ended September 30, 1996, warrants and options to acquire 3,677,167 shares of common stock at exercise prices of $5.00 to $75.00 per share were not included in the computation of diluted EPS because the warrants' and options' exercise prices were greater than the average market price of the common shares. In addition, warrants and options to acquire 3,575,482 shares of common stock at exercise prices of $0.01 to $4.00 were not included in the computation of diluted EPS as the effect would be anti-dilutive. Preferred shares convertible into 6,196,473 common shares, at various conversion rates, were not included in the computation of diluted EPS as the effect would be anti-dilutive. Contingently issuable common shares of 2,162,963 were also not included in the computation of diluted EPS as the effect would be anti-dilutive. Redeemable common shares of 58,619 were not included in the computation of diluted EPS as the effect would be anti-dilutive.

The pro forma data is for informational purposes only and may not necessarily reflect the results of operations of the Company had the acquired businesses operated as part of the Company for the fiscal years ended September 30, 1998, 1997 and 1996 nor are they indicative of the results of future operations.

     In September 1996, the Company wrote off its 20% or $0.3 million minority investment in The Loef Company, a metals recycler located in Athens, Georgia.




3.    INVENTORIES


A summary of inventories at the end of each year is as follows:


(Thousands of dollars)
---------------------------------------------------------

September 30,               1998             1997
---------------------------------------------------------

Raw materials               $     6,634      $     2,590
Finished goods                    4,213            1,330
Other                               626              263
---------------------------------------------------------

Total                       $    11,473      $     4,183
---------------------------------------------------------

4.    PROPERTY AND EQUIPMENT

A summary of property and equipment at the end of each year is as follows:

(Thousands of dollars)
  -------------------------------------------------------------

  September 30,                     1998            1997
  ------------------------------------------------------------

  Land                                $ 32,595         $ 4,600
  Buildings and improvements            27,783           3,807
  Machinery and equipment              110,748          25,849
  Transportation equipment              11,740           2,077
  Office equipment                       1,910             450
  ------------------------------------------------------------
  Total                                184,776          36,783
  Less accumulated depreciation         11,823           3,556
  ------------------------------------------------------------

  Total                              $ 172,953        $ 33,227
  ------------------------------------------------------------


Included in property and equipment at September 30, 1998 and 1997 are capital leases of $6.6 million and $2.1 million, respectively. Accumulated depreciation on capital lease assets as of September 30, 1998 and 1997 was $0.5 million and $0.2 million, respectively.

     Depreciation expense on property and equipment was $8.3 million, $1.9 million and $0.9 million for the years ended September 30, 1998, 1997 and 1996, respectively.

     Approximately $0.1 million of interest costs were capitalized as part of property and equipment for the year ended September 30, 1997.

5.    OTHER ASSETS

A summary of other assets at the end of each year is as follows:

(Thousands of dollars)
--------------------------------------------------------------------------

September 30,                                     1998             1997
--------------------------------------------------------------------------

Non-compete agreements, net of accumulated
  amortization of $614 and $364                $   1,061         $     886

Loan fees, net of accumulated amortization
  of $1,234 and $288                              12,278               976
Other                                              1,720             1,567

--------------------------------------------------------------------------

Total                                           $ 15,059         $   3,429
--------------------------------------------------------------------------

6.     TAXES ON INCOME

During fiscal year 1998 and 1997 management determined that net operating losses generated from prior years were more likely than not to be used in the near future due to taxable income generated by acquired operations. Therefore, a net deferred tax asset of $0.0 million and $1.4 million has been recorded as of September 30, 1998 and 1997. Net operating loss carryforwards available for future use through the year 2013 were approximately $57.8 million at September 30, 1998. As a result of a change in ownership, as defined by Section 382 of the Internal Revenue Code, approximately $8.7 million of the net operating loss carry forwards are limited in use to approximately $2.6 million per year. If additional changes in ownership were to occur Section 382 could further reduce the amount of net operating losses that would be available to offset future taxable income.

The components of deferred tax assets and (liabilities) are as follows:

(Thousands of dollars)
--------------------------------------------------------------------
September 30,                          1998               1997
--------------------------------------------------------------------

Total deferred tax assets        $        32,510    $          5,753
Less valuation allowance                  (21,972)                 -
--------------------------------------------------------------------
                                           10,538              5,753
Total deferred tax (liabilities)          (10,538)           (4,358)
--------------------------------------------------------------------

Net deferred tax asset           $               -  $          1,395
--------------------------------------------------------------------

During the year ended September 30, 1998, the Company recorded deferred tax liabilities in connection with acquisitions which eliminated the deferred tax asset recorded at September 30, 1997.

The tax effects of temporary differences and net operating loss carryforwards that give rise to deferred tax assets and (liabilities) are as follows:

(Thousands of dollars)
---------------------------------------------------- ------------------
September 30,                             1998               1997
---------------------------------------------------- ------------------

Temporary differences:
  Property and equipment              $     (10,538)     $      (4,358)
  Accrued expenses                            1,035                   -
  Net operating loss carryforwards           19,649               3,936
  Goodwill and other assets                  11,370               1,515
  Valuation allowance                       (21,972)                  -
  Alternative minimum tax credits                87                  87
  Other                                         369                 215
------------------------------------------------------ ----------------

  Totals                              $           -      $        1,395
------------------------------------------------------ ----------------

Income tax benefit (expense) consisted of the following:

(Thousands of dollars)
--------------------------------------- ----------------

Years Ended September 30,       1998     1997     1996
--------------------------------------- ------- --------

Current                      $     -     $   -     $ (9)
Deferred                           -       595         -
--------------------------------------- ------- --------

                             $     -     $ 595     $ (9)
--------------------------------------- ------- --------



A reconciliation of the effective tax rates to the federal statutory rate is shown below:

(Thousands of dollars)
--------------------------------------

Years Ended September 30,                1998           1997    1996
--------------------------------------- ------------ -------- --------

Federal income tax benefit (expense)
   computed at federal statutory rates  $ 12,736     $   (163) $ 1,004
Change in valuation allowance            (21,972)       1,170     (928)
Nonqualified stock options                 2,883            -        -
Goodwill - stock purchase acquisitions     6,393            -        -
Other                                        (40)        (412)    (85)
--------------------------------------- ---------------- ----- -------
Income tax benefit (expense)            $      -         $ 595 $   (9)
--------------------------------------- ---------------- ----- -------

7.    STOCK OPTIONS AND STOCK PURCHASE WARRANTS

     The following is a summary of changes in stock options and stock purchase warrants outstanding during the years ended September 30, 1998, 1997 and 1996. Each stock option and stock purchase warrant outstanding is exercisable to purchase one share of the Company's $.001 par value Common Stock.


-----------------------------------------------------------------------
                                      Number of       Weighted Average
Years Ended September 30,         Options/Warrants   Exercise Price ($)
------------------------------------------------------------------------

Stock Options:

Balance, September 30, 1995           202,000          1.42
Granted                               765,000          2.87
Expired/cancelled                   (450,000)          2.87
------------------------------------------------------------------------
Balance, September 30, 1996           517,000          2.30
Granted                             3,781,800          1.46
Exercised                           (150,000)          0.90
------------------------------------------------------------------------
Balance, September 30, 1997         4,148,800          1.59
Granted                             6,636,268          3.79
Exercised                         (2,146,500)          1.49
Expired/cancelled                    (42,200)          2.81
------------------------------------------------------------------------
Balance, September 30, 1998         8,596,368          3.30
------------------------------------------------------------------------

Stock Purchase Warrants:
Balance, September 30, 1995         1,153,497         14.13
Granted                             3,656,751          5.54
Exercised                           (816,822)          1.50
------------------------------------------------------------------------
Balance, September 30, 1996         3,993,426          6.59
Granted                               798,000          1.94
Exercised                            (134,987)         1.50
------------------------------------------------------------------------
Balance, September 30, 1997         4,656,439          5.80
Granted                             1,711,839          2.08
Exercised                         (3,269,255)          4.45
------------------------------------------------------------------------
Balance, September 30, 1998         3,099,023          4.26
------------------------------------------------------------------------

The following information summarizes
stock options outstanding at September 30, 1998:


 --------------------------------------------------------- -----------------------------
                           OUTSTANDING                            EXERCISABLE
---------------------------------------------------------- -----------------------------
 Years of      Number    Weighted Average      Range of      Number     Weighted Average
Expiration  Outstanding   Exercise Price   Exercise Price  Exercisable   Exercise Price
---------------------------------------------------------- -----------------------------
   1999         53,000       $2.56          $0.90 - 6.25       53,000      $2.56
   2001         15,000        2.87                  2.87       15,000       2.87
   2002        967,600        1.45           1.25 - 2.78      581,042       1.48
   2003      5,413,447        3.89           2.78 - 7.74      639,000       3.55
   2007      1,047,321        1.78           1.31 - 2.43      698,214       1.78
   2008      1,100,000        3.50              3.50          733,333       3.50
---------------------------------------------------------- -----------------------------
             8,596,368       $3.30          $0.90 - 7.74     2,719,589     $2.61
---------------------------------------------------------- -----------------------------


The weighted average grant date fair value of stock options granted during the year is summarized as follows:
-----------------------------------------------------------------------

Years Ended September 30,               1998                1997
-----------------------------------------------------------------------

Market value equal to exercise price    $       2.20       $      0.52
Market value less than exercise price   $       1.34       $          -
-----------------------------------------------------------------------

The following  information  summarizes  stock purchase  warrants  outstanding at
September 30, 1998:
------------------------------------------------------------------- -------------------------------------
                           OUTSTANDING                                         EXERCISABLE
------------------------------------------------------------------- -------------------------------------
     Years of     Number     Weighted Average         Range of           Number         Weighted Average
    Expiration  Outstanding   Exercise Price       Exercise Price     Exercisable        Exercise Price
------------------------------------------------------------------- ------------------------------------
       1999       180,000         $ 7.50                $7.50              180,000          $7.50
       2000       503,619           5.37          4.00 - 5.52              503,619           5.37
       2001       341,667           5.43          3.75 - 5.57              341,667           5.43
       2002       651,224           5.76         1.56 - 75.00              651,224           5.76
       2005        20,000           1.25                 1.25               20,000           1.25
       2006     1,202,515           0.42          0.01 - 2.50            1,202,515           0.42
   conditional    199,998          15.00                15.00              199,998          15.00
------------------------------------------------------------------- -------------------------------------
                3,099,023         $4.26         $0.01 - 75.00            3,099,023           $4.26
------------------------------------------------------------------- -------------------------------------

The weighted average grant date fair value of stock purchase warrants granted during the year is summarized as follows:
------------------------------------------------------- ---------------


Years Ended September 30,                  1998               1997          1996
------------------------------------------------------- --------------- ------------
Market value equal to exercise price           $ -           $ 0.31          1.57
Market value greater than exercise price     $ 7.39            $ -           2.63
Market value less than exercise price        $ 1.31          $ 0.34          1.07
------------------------------------------------------- --------------- ------------


The Company applies Accounting Principles Board Opinion 25 in accounting for stock options granted to employees. Had compensation expense been determined based upon the fair value of the awards at the grant date and consistent with the method under Statement of Financial Accounting Standards 123, the Company's net earnings (loss) and net earnings (loss) per share would have been decreased or (increased) to the pro forma amounts indicated in the following table.


(Thousands of dollars except per share amounts)
----------------------------------------------------------- ------------------
Years Ended September 30,
                                                    1998             1997         1996
----------------------------------------------------------- ------------------ ----------
Net earnings (loss) as recorded             $   (37,459)          $   1,076      (2,961)
Net earnings (loss) pro forma               $   (35,930)          $   3,671      (3,064)

Net earnings (loss) per share as reported   $     (2.08)          $    0.05      (0.29)
Net earnings (loss) per share pro forma     $     (1.72)          $    0.11      (0.30)
----------------------------------------------------------- ------------------ ----------


The fair value of each employee stock option granted during the years ended September 30, 1998 and 1997 is estimated on the date of grant using the
Black-Scholes   option-pricing  model  using  the  following  factors:  expected volatility of 40%, risk free interest rate of 5%; expected annual dividends, none; and, estimated lives of the options of five years.

The 1998 Executive Stock Option Plan (the "1998 Executive Plan") provides for the grant of stock options to existing and future executives of the Company. An aggregate of 6,000,000 shares of Common Stock is authorized for issuance under this plan. Options granted under the 1998 Executive Plan must have an exercise price of not less than 100% of the fair market value of Common Stock on the date of grant. The 1998 Executive Plan terminates on February 3, 2003, and the term of any option granted under the 1998 Executive Plan may not exceed ten years.

The 1998 Employee Incentive Stock Option Plan (the "1998 Incentive Plan") provides for the grant of stock options to employees of the Company. An aggregate of 3,000,000 shares of Common Stock is authorized for issuance under this plan. Options granted under the 1998 Incentive Plan must have an exercise price of not less than 100% of the fair market value of Common Stock on the date of grant. The 1998 Incentive Plan terminates on December 3, 2002, and the term of any option granted under the 1998 Incentive Plan may not exceed ten years.

The 1998 Executive Plan and the 1998 Incentive Plan were approved by the Compensation Committee of the Board of Directors of the Company and are subject to approval by the Company's shareholders.

The 1997 Executive Plan (the "1997 Plan") provides for the grant of stock options to existing and future executives of the Company. An aggregate of 4,000,000 shares of Common Stock is authorized for issuance under this plan. Options granted under the 1997 Executive Plan must have an exercise of not less than 100 percent of the fair market value of Common Stock on the date of grant. The 1997 Executive Plan terminates on April 18, 2007, and the term of any option granted under the 1997 Executive Plan may not exceed ten years.

The 1995 Non-Statutory Stock Option Plan ("1995 Plan"), the 1995 Non-Employee Director Stock Option Plan ("Director Plan") and the 1997 Executive Plan (the "1997 Plan") were approved by the Company's shareholders at the 1997 Annual Meeting of Shareholders. The 1995 Plan provides for the grant of stock options to employees, officers and employee directors of the Company. An aggregate of 2,000,000 shares of Common Stock is authorized for issuance under the 1995 Plan. The 1995 Plan terminates on December 27, 2006. Options granted under the 1995 Plan must have an exercise price of not less than 80% of the fair market value of the Common Stock on the date of grant, and their term may not exceed ten years.

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


8.    MAJOR CUSTOMERS

The Company is economically dependent on major customers for annual sales. Such customers comprised the following percentages of net sales:

---------------------------------------------- -------------- ---------------

Years Ended September 30,             1998            1997           1996
---------------------------------------------- -------------- ---------------

Customer A                              10.4%          18.5%           22.5%
Customer B                               1.6%          11.5%            5.2%
Customer C (export sales to Mexico)      1.1%          11.5%           15.4%
---------------------------------------------- -------------- ---------------

9.    LONG-TERM DEBT

A summary of long-term debt at the end of each year is as follows:

(Thousands of dollars)
--------------------------------------------------------------- ----------------     ----------

September 30,                                                           1998            1997
--------------------------------------------------------------- ----------------     ----------
Senior Credit Facility with interest rates ranging from 1% to
1.5% plus prime (9.25% - 9.75% at September 30, 1998), due
2003 through 2005                                                   $   115,228      $        -

13% Senior Subordinated Notes, due 2005, less unamortized
discount of $8,084                                                      101,916               -

Revolving Credit and Term Loan Agreement with interest rates
Ranging from 2% to 2.25% plus prime (10.5% - 10.75% at
September 30, 1997), due April 2000                                           -          22,611

Bridge Note, 4.0% plus prime (12.5% at September 30, 1997),
Due July 1998                                                                 -           7,000

Capital lease obligations with interest rates ranging from
  10.5% to 17.6%                                                          4,192           1,482

Other, interest at 5.9% to 18%                                              203           1,663

--------------------------------------------------------------- ----------------     ----------
Total                                                                   221,539          32,756
Less current maturities                                                (217,204)        (3,300)
--------------------------------------------------------------- ----------------     ----------

Net long-term debt                                                      $ 4,335      $   29,456
--------------------------------------------------------------- ----------------     ----------


In December 1997, the Company and all of its operating subsidiaries entered into a $150 million Senior Credit Facility ("Credit Facility") with General Electric Capital Corporation and BankBoston, N.A. as agents for the lenders. The Credit Facility is comprised of a $45 million revolving credit facility, a $40 million term loan due December 5, 2003, with interest and principal payable quarterly, a $40 million term loan due on the earlier of December 5, 2005 or six months prior to the maturity of the Subordinated Notes discussed below with interest and principal payable quarterly, and a $25 million acquisition line of credit due December 5, 2003, with interest and principal payable quarterly. The notes bear interest at either (i) the higher of (a) prime plus .75% or (b) the Federal Funds rate plus 50 basis points per annum plus .75%, or (ii) at the option of the Company upon certain conditions, the LIBOR rate plus 2.25%. The proceeds from the Credit Facility are secured by substantially all of the Company's assets and were used for acquisitions, repayment of existing indebtedness and general corporate purposes. At September 30, 1998, approximately $15.1 million was outstanding under the $45 million revolving credit facility. The high, low and average balances due under the revolving credit facility were $20.1 million, $2.9 million , and $13.7 million respectively. The average interest rate paid during the period ended September 30, 1998 was 9.3%.

In December 1997, the Company issued $60 million in Senior Subordinated Notes (the "Subordinated Notes"). On May 29, 1998, the Company issued an additional $50 million in Subordinated Notes. The proceeds of the $110 million Subordinated Notes were used for acquisitions, repayment of existing indebtedness and general corporate purposes. The Subordinated Notes bear interest at 13% and mature in December 2005.

In December 1997, the Company issued warrants to acquire up to 1,266,000 shares of Common Stock in connection with the issuance of the Subordinated Notes. The exercise price of the warrants is $0.01 per share. Additionally, warrants were issued to acquire 200,000 shares of Common Stock with an exercise price of $2.50 per share as part of entering into the Credit Facility. For accounting purposes the fair value of the warrants has been recorded as paid-in-capital and as a discount to the respective debt which is amortized as interest expense over the life of the debt.

The terms of the agreements to which the Credit Facility and Subordinated Notes were issued require among other terms, the maintenance of certain ratios and other financial covenants, the most restrictive of which are the maintenance of Minimum Consolidated Net Worth, Minimum Quarterly Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and Minimum Funded Debt to Pro Forma EBITDA. At September 30, 1998, the Company failed to meet certain financial ratios, which resulted in a violation of certain covenants under the Credit Facility, and has failed to make certain interest payments due in December, 1998. As a result of the defaults, amounts due under the agreements have been reflected as current liabilities.

In December 1997, long-term debt of $32.1 million was repaid in advance of scheduled maturity with proceeds in part from the Credit Facility and the issuance of the Subordinated Debt and Common Stock as discussed above. As a result of the early extinguishment of debt, the Company recognized $3.7 million in loan fees expense which includes a prepayment penalty of $2.5 million and $1.2 million of prepaid loan fees both of which were charged to expense as an extraordinary item, net of a tax benefit of $1.3 million.

Annual maturities of long-term debt under terms of the existing agreements at September 30, 1998 are as follows: $6.8 million in 1999, $12.5 million in 2000, $10.3 million in 2001, $10.8 million in 2002, $12.2 million in 2003 and $168.9 million thereafter.


10.   RELATED PARTY TRANSACTIONS

During 1998, the Company loaned $0.4 million to the majority stockholder maturing July 1, 2004. On December 5, 1997, and July 28, 1997, the Company loaned $1.4 million and $0.1 million, respectively, to the majority stockholder maturing July 1, 2004. The notes bear interest at prime plus 2% adjusted on the last day of each quarter payable in arrears on December 31 of each year commencing December 31, 1998.

During 1996, the Company purchased raw materials from related entities in the amount of $1.2 million. The purchase price of the raw materials approximated the cost paid to other large bulk suppliers.

11.   EMPLOYEE BENEFITS

Effective August 1, 1998, the Company adopted the Recycling Industries, Inc. 401(k) Retirement Plan covering all eligible employees. The Company contributes to the plan an amount equal to 25% of the employee contributions up to a maximum of 6% of employee compensation. Employee vesting is based on years of service with 20% vested after one year of service and an additional 20% vesting with each additional complete year of service. Contribution expense was $33,000 for the year ended September 30, 1998.


12.  STOCKHOLDERS' EQUITY


On December 5, 1997, the Company issued 10,000 shares of Series E Redeemable Convertible Preferred Stock (the "Series E Preferred") having a stated value of $3.0 million as part of the purchase of Money Point Land Holding Corporation and Money Point Diamond Corporation (collectively "Jacobson"). If not earlier redeemed or converted on December 5, 2000, the Series E Preferred will automatically convert into that number of shares of Common Stock having an aggregate market value on the date of conversion of not less than $3.0 million. Unless Jacobson elects to retain the shares of Common Stock received upon conversion of the Series E Preferred (the "Series E Conversion Shares"), the Company will assist Jacobson in selling the Series E Conversion Shares on or before January 4, 2001. If the sale of the Series E Conversion Shares yields net proceeds of less than $3.0 million the Company will pay the difference to Jacobson.

On December 5, 1997, as part of the purchase of Brenner Companies, Inc. ("Brenner"), the Company issued 14,000 shares of the Company's Series F 6.5% Redeemable Convertible Preferred Stock (the "Series F Preferred") having a stated value of $3.5 million and 14,000 shares of the Company's Series G 6.5% Redeemable Convertible Preferred Stock (the "Series G Preferred") having a stated value of $3.5 million.

If not earlier redeemed or converted on December 5, 2000, the Series F Preferred will automatically convert into that number of shares of Common Stock having an aggregate market value on the date of conversion of not less than $3.5 million. Brenner has the right to require the Company to find a purchaser of the shares of common stock received upon conversion of the Series F Preferred (the "Series F Conversion Shares") on or before December 5, 2000. If the sale of the Series F Conversion Shares yields net proceeds of less than $3.5 million, the Company will pay the difference to Brenner. If not earlier redeemed or converted on December 5, 2000, the Series G Preferred will automatically convert into that number of shares of Common Stock having an aggregate market value on the date of conversion of not less than $3.5 million.

On December 5, 1997, the Company issued 11,378 shares of the Company's Series H 6% Redeemable Convertible Preferred Stock having a stated value of $5.7 million as part of the acquisition of United Metal Recyclers, Inc. ("United").

If not earlier redeemed or converted on December 5, 2000, the Series H Preferred will automatically convert into that number of shares of Common Stock having an aggregate market value on the date of conversion of not less than $5.7 million. United has the right to require the Company to find a purchaser of the shares of common stock received upon conversion of the Series H Preferred (the "Series H Conversion Shares") on or before December 5, 2000. If the sale of the Series H Conversion Shares yields net proceeds of less than $5.7 million, the Company will pay the difference to United.

On December 8, 1997, the Company issued 9,072 shares of the Company's Series I 8% Redeemable Convertible Preferred Stock (the "Series I Preferred") having a stated value of $3.2 million in connection with the acquisition of Wm. Lans Sons' Co., Inc. ("Lans"). If not earlier redeemed or converted on December 8, 1999, the Series I Preferred will automatically convert into that number of shares of Common Stock having a market value on the date of conversion of not less than $3.2 million.

On May 28, 1998, in connection with the Company's acquisition of Peanut City Iron & Metal Co. ("Peanut City"), the Company issued 1,005 shares of Series J Redeemable Convertible Preferred Stock ("Series J Preferred") having a stated value of $0.5 million, or $500 per share. The Series J Preferred is subject to automatic conversion at the earlier of a consolidation or merger of the Company or on May 28, 2001. The Series J Preferred will automatically convert on May 28, 2001 into that number of shares of the Company's Common Stock as determined by dividing $502,500 by the average market price of the Common Stock for the 30 trading days preceding the date of the conversion. Holders of the Series J Preferred are not entitled to dividends. At any time prior to conversion, the Company and Peanut City may mutually agree to redeem the outstanding shares of Series J Preferred Stock, in whole or in part, at a cash redemption price equal to $500 per share.

In connection with the acquisition of Republic Alloys, Inc. ("Republic"), on May 22, 1998, the Company issued 5,080 shares of Series K Redeemable Convertible Preferred Stock ("Series K Preferred") having a stated value of $2.5 million or $500 per share. The Series K Preferred is subject to automatic conversion at the earlier of a consolidation or merger of the Company or on May 22, 2001. The Series K Preferred may be converted at any time before May 22, 2001 into that number of shares of the Company's Common Stock as determined by dividing $2.5 million by $16. On May 22, 2001, the Series K Preferred shall convert into that number of shares of Common Stock equal to the lesser of: (i) 158,750 or (ii) an amount equal to $2.5 million divided by the average closing price for the Common Stock for the 30 trading days immediately preceding the date of the conversion. Holders of the Series K Preferred are not entitled to dividends.

In connection with the acquisition of C & J Crushing, Inc. ("C & J Crushing"), on May 21, 1998 the Company issued 580 shares of Series L Redeemable Convertible Preferred Stock ("Series L Preferred") having a stated value of $0.3 million, or $500 per share. The Series L Preferred is subject to automatic conversion at the earlier of a consolidation or merger of the Company or on May 21, 2001. The Series L Preferred may be converted at any time before May 21, 2001 into that number of shares of the Company's Common Stock as determined by dividing $290,000 by $18. On May 21, 2001, the Series L Preferred shall convert into that number of shares of Common Stock equal to the lesser of: (i) 16,111 or (ii) an amount equal to $290,000 divided by the average closing price for the Common Stock for the 30 trading days immediately preceding the date of the conversion. Holders of the Series L Preferred are not entitled to dividends.

In connection with the acquisition of Pro Recycling, L.L.C. ("Pro Recycling"), on May 22, 1998, the Company issued 1,030 shares of Series M Redeemable Convertible Preferred Stock ("Series M Preferred") valued at $0.5 million, or $500 per share. The Series M Preferred is subject to automatic conversion at the earlier of a consolidation or merger of the Company or on May 22, 2001. The Series M Preferred may be converted on May 22, 2001 into that number of shares of the Company's Common Stock as determined by dividing $515,000 by $16. On May 22, 2001, the Series M Preferred shall convert into that number of shares of Common Stock equal to the lesser of: (i) 32,188 or (ii) an amount equal to $515,000 divided by the average closing price for the Common Stock for the 30 trading days immediately preceding the date of the conversion. Holders of the Series M Preferred are not entitled to dividends.

In connection with the acquisition of Central Metals Company, Inc. ("Central") on December 5, 1997, the Company issued 800,000 shares of the Company's Common Stock, $0.001 par value per share, having an agreed value of $12.50 per share or $10 million.

In connection with the acquisition of Grossman Bros. Company ("Grossman") on December 5, 1997, the Company issued 98,039 shares of the Company's Common Stock, $0.001 par value per share, which will be held in escrow. The shares have an agreed value of $0.7 million.

In connection with the acquisition of Ferex Corporation ("Ferex") on May 28, 1998, the Company issued 556,944 shares of the Company's Common Stock, $0.001 par value per share, having a stated value of $3.4 million or $6.125 per share.

In connection with the acquisition of Republic Alloys, Inc. ("Republic"), on May 22, 1998, the Company issued 30,000 shares of the Company's Common Stock, $0.001 par value per share, having a stated value of $0.2 million or $5.62 per share.

In December 1997, the Company sold 1,666,666 shares of its Common Stock for an aggregate of $10 million to various accredited investors in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the "Securities Act"). The $10 million in proceeds were used for acquisitions, repayment of existing indebtedness, and general corporate purposes. These stock sales were made in connection with entering into a $150 million Senior Credit Facility with General Electric Capital Corporation and the issuance of Senior Subordinated Notes (see Note 9).

In December 1997, the Company issued warrants to acquire up to 1,266,000 shares of Common Stock in connection with the issuance of the Senior Subordinated Notes. The exercise price of the warrants is $0.01 per share. In addition, warrants with an exercise price of $2.50 per share were issued to acquire 200,000 shares of Common Stock as part of entering into the Credit Facility. For accounting purposes the fair value of the warrants has been recorded as paid-in-capital and as a discount to the respective debt which is amortized as interest expense over the life of the debt.

In April 1998, the Company's Chairman and Chief Executive Officer was issued 2,110,000 shares of the Company's Common Stock pursuant to exercising certain options at an average exercise price of $1.48 per share netting proceeds to the Company of $3.1 million net of issuance costs. Total cash proceeds from the exercise of warrants and options for the fiscal year ended September 1998 amounted to $5.1 million.

In March 1998,  the Company  commenced an exchange  offer in which it offered to exchange 0.2517291 shares of its Common Stock for each of its 2,641,827 outstanding Series G and Series J Common Stock purchase warrants. The holders of 2,611,827 of such warrants were entitled to purchase one share of Common Stock for $5.52 per share for each warrant held and the holders of 30,000 of such warrants were entitled to purchase one share of Common Stock for $4.00 per share for each warrant held. The exchange offer was designed to reduce the overhang to the market for the Common Stock. Following the completion of the exchange offer, there were 393,666 warrants outstanding exercisable at $5.52 per share and 30,000 warrants outstanding exercisable at $4.00 per share. All of such warrants expire on December 27, 1999.

In December 1996, the Company completed a private placement of $1 million Series C Convertible Preferred Stock ("Series C Preferred"). During the third quarter of 1997, the Company redeemed the Series C Preferred for $1.3 million with a combination of existing cash and financing from the Company's credit facility. Included in the redemption price was a dividend in the amount of $0.3 million.

On April 7, 1997, the Company issued 10,000 shares of Series D Convertible Preferred Stock ("Series D Preferred") valued at $0.5 million. The Series D Preferred will automatically convert on April 1, 1999, into that number of shares of the Company's Common Stock whose average market price for the ten trading days preceding the date of conversion is equivalent to $0.5 million plus the amount of all accrued and unpaid dividends on the Series D Preferred to the date of conversion. Holders of the Series D Preferred are entitled to dividends on a cumulative basis at an annual rate of eight percent, payable quarterly in cash.

On September 9, 1997, the Company sold 500,000 shares of Common Stock at an offering price of $2.50 per share. The stock was issued pursuant to a Subscription Agreement which netted proceeds of $1.3 million.

During the fiscal year ended September 30, 1997, the Board of Directors authorized the Company to repurchase up to 700,000 shares of Common Stock in open market transactions. The Company acquired 66,000 shares of Common Stock for $0.1 million.

On August 15, 1996 the Company redeemed 13,000 shares of Series A Preferred Stock and repurchased 120,000 shares of Common Stock for $2.4 million.

On July 17, 1996, the Company completed a public offering of 3,994,652 shares of Common Stock at an offering price of $4.125 per share (the "Public Offering"). Net proceeds raised by the Company from the Public Offering were $14 million. Out of the proceeds of the Public Offering, the Company repurchased 1,373,385 shares of Common Stock for $5.5 million.

On April 8, 1996, the Company received $2.4 million (net of offering costs of approximately $0.5 million) from a private placement of 1,070,636 shares of Common Stock and warrants ("Series J Warrants") to acquire up to 727,083 shares of Common Stock at $6.00 per share (the "January 1996 Private Placement"). In addition $1.1 million in bridge loans (including accrued interest) were converted into units offered under the January 1996 Private Placement. The Series J Warrants are exercisable until December 27, 1999. The exercise price of 686,418 Series J Warrants is $6.00 per share and the exercise price of 40,665 Series J Warrants is $4.00 per share. In connection with the offering, the Company issued to the placement agent 69,945 warrants ("Placement Agent Warrants") each to purchase two shares of Common Stock and one Series H Warrant, which are exercisable for a three-year period commencing one year from the date of issuance, at an exercise price of $2.75. Upon exercise of the placement agent warrants, the Company will issue up to 69,945 Series H Warrants each to purchase one share of Common Stock at an exercised price of $6.00 per share. The Series H Warrants are exercisable for a three-year period commencing one year from the date of issuance and are not redeemable by the Company.

In January 1996 notes payable - related parties of $1.1 million including accrued interest were converted into 413,523 shares of Common Stock.

13.   COMMITMENTS AND CONTINGENCIES

The Company leases various facilities and equipment under non-cancelable operating lease agreements. Rental expense for the operating leases amounted to $0.6 million, $0.4 million and $0.1 million for the years ended September 30, 1998, 1997 and 1996, respectively. Minimum lease commitments under noncancelable leases with initial terms greater than one year at September 30, 1998 were $0.9 million for 1999, $0.8 million for 2000, $0.6 million for 2001, $0.4 million for 2002, $0.2 million for 2003 and none thereafter. It is expected that in the ordinary course of business, leases will be renewed or replaced.

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

Effective July 1, 1998, the Company entered into an amended employment agreement with its Chairman and Chief Executive Officer, Thomas J. Wiens which expires on July 1, 2002 (the "Wiens Employment Agreement"). The Wiens Employment Agreement provides for an initial annual base salary of $400,000 and annual bonuses in an amount to be determined by the Compensation Committee but not less than $180,000. The Wiens Employment Agreement also provides that the Company will loan Mr. Wiens up to $1,925,000, to be advanced in increments of $100,000 (increased by $15,000 for each advance) upon the closing of each acquisition of a new operating facility subsequent to June 23, 1997 (the "Loan"). The amount advanced upon the closing of each acquisition may be increased depending upon the annual revenues of the business being acquired by the Company. The Loan bears interest at prime plus 2% with interest payable annually on or before December 31st of each year during the term of the Loan, commencing December 15, 1998. The Loan matures on July 1, 2004. As of September 30, 1998, the Company had advanced Mr. Wiens the full amount of the loan.

The Wiens Employment Agreement also provides that the Company will provide a $1 million life insurance policy on Mr. Wiens payable to his spouse or lineal descendants.

Upon a change of control of the Company or if Mr. Wiens terminates his employment for "good reason" or is terminated without cause, the Company shall pay to Mr. Wiens a lump sum equal to the aggregate of the following amounts: (i) an amount equal to 5.0 times the base salary (as then in effect or such higher rate as may have been in effect at any time during the 90-day period preceding the change of control or termination)and the annual bonus paid for the last full fiscal year but, if no bonus was paid, an amount of not less than $180,000; (ii) all compensation previously deferred and not yet paid by the Company; (iii) the amount of all accrued but unused vacation through the date of the change of control or termination; and (iv) the amount of any federal, state and local taxes payable by Mr. Wiens as a result of the foregoing payments plus the amount of any federal, state and local taxes payable by Mr. Wiens as a result of the preceding tax reimbursement payment. In addition, (i) the Loan shall be forgiven by the Company and the Company shall pay to Mr. Wiens an amount equal to the amount of any federal, state and local taxes payable by Mr. Wiens as a result of such forgiveness plus the amount of any federal, state and local taxes payable by the Mr. Wiens as a result of the preceding tax reimbursement payment; and
(ii) all stock options granted to the Employee shall: (x) immediately vest and become exercisable either by payment of the exercise price or upon a cashless exercise by the Employee; and (y) have their exercise price reduced to the lower of the then market price or $1.00 per share and the Company shall pay to Mr. Wiens a lump sum equal to the amount of any federal, state and local taxes payable by Mr. Wiens as a result of either the vesting, change in exercise price or exercise of any options held by the Employee plus the amount of any federal, state and local taxes payable by Mr. Wiens as a result of the preceding tax reimbursement payment.

For purposes of the Wiens Employment Agreement, "change of control" means any one of the following events: (i) the acquisition by an entity, person or group (other than the Company), either in a single transaction or in a series of transactions, of 30% or more of the Company's Voting Stock, including acquisitions of Voting Stock through the exercise or conversion of warrants, options, convertible securities, debt or any rights to acquire Voting Stock;
(ii) a change in a majority of the Company; Directors as of the date hereof (the "Incumbent Board"), unless the new or additional Directors have been appointed or nominated by a majority of the Board of Directors; provided however, that any change in the majority of the Incumbent Board in connection with an actual or threatened proxy contest shall be a change of control; (iii) a merger by the Company with or into another entity, following which the Company's shareholders own less than 60% of the outstanding voting securities of the surviving entity;(iv) the completion by the Company of a sale of all or substantially all of its assets; and (v) the Company entering into or completing any type of reorganization, whereby during the pendency or upon completion of the reorganization, the Company's Chief Executive Officer, Chief Operating Officer or Chief Financial Officer are replaced by persons who are representatives of or nominated by any class of the Company's debt or equity securities, other than the Common Stock. "Good reason" generally means a material diminishment in Mr. Wiens' duties, any material breach by the Company of any of the provisions of the Wiens Employment Agreement, or any reduction, or attempted reduction, at any time during the term of the Wiens Employment Agreement, or Mr. Wiens' base salary unless (i) such reduction is part of an overall proportional reduction in the compensation of the Company's executive officers implemented by the Board of Directors, (ii) in his capacity as a Director, Mr. Wiens recommends or approves the reduction.

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

If Mr. Botica's employment is terminated within the two years of a "hostile change in control" of the Company, the Company will pay to Mr. Botica an amount equal to the greater of amount of base salary that would have been paid through the expiration of the initial four-year term of the Botica Employment Agreement or 2.99 times the sum of the base salary payable on the date of termination plus the annual bonus paid to Mr. Botica during the last full fiscal year. For purposes of the Botica Employment Agreement, a "hostile change in control" is defined as the completion of a tender offer or exchange offer (other than an offer by the Company) which by its terms could result in the acquisition by an entity, person or group of 30% or more of the Company's Common Stock, provided such tender offer is not recommended for acceptance to the shareholders of the Company by the Board of Directors.

Effective July 1, 1998, the Company entered into a five-year employment agreement with its Chief Financial Officer, Brian L. Klemsz (the "Klemsz Employment Agreement"). The Klemsz Employment Agreement provides for an initial base salary of $260,000 and annual bonuses in an amount to be determined by the Compensation Committee, but not less than $40,000.

If Mr. Klemsz terminates his employment with the Company for "good reason" or is terminated without cause, the Company shall pay to Mr. Klemsz an amount equal to three times the base salary as in effect on the date of termination plus $84,000. In addition, all stock options granted to Mr. Klemsz shall immediately vest and become exercisable either by payment of the exercise price or upon a cashless exercise and the Company shall pay to Mr. Klemsz a lump sum equal to the amount of any federal, state and local taxes payable by Mr. Klemsz as a result of either the vesting or exercise of any options held by Mr. Klemsz plus a lump sum equal to the amount of any federal, state and local taxes payable by Mr. Klemsz as a result of the preceding tax reimbursement payment. For purposes of the Klemsz Employment Agreement, "good reason" generally means a material diminishment in Mr. Klemsz's duties, any material breach by the Company of any of the provisions of the Klemsz Employment Agreement, or any reduction, or attempted reduction, at any time during the term of the Klemsz Employment Agreement, or Mr. Klemsz's base salary unless (i) such reduction is part of an overall proportional reduction in the compensation of the Company's executive officers implemented by the Board of Directors, (ii) in his capacity as a Director, Mr. Klemsz recommends or approves the reduction.

If Mr. Klemsz terminates his employment for any reason or no reason during the twelve month period following a change of control or his employment is terminated by him for good reason or the Company without cause during the 24 month period following a change of control, the Company shall pay to Mr. Klemsz a lump sum in cash equal to (i) three times the base salary as then in effect plus $132,000, and (ii) the amount of any federal, state and local taxes payable by Mr. Klemsz as a result of the foregoing payment plus a lump sum equal to the amount of any federal, state and local taxes payable by Mr. Klemsz as a result of the preceding tax reimbursement payment. In addition, all stock options granted to Mr. Klemsz shall immediately vest and become exercisable either by payment of the exercise price or upon a cashless exercise and the Company shall pay to Mr. Klemsz a lump sum equal to the amount of any federal, state and local taxes payable by Mr. Klemsz as a result of either the vesting or exercise of any options held by Mr. Klemsz plus a lump sum equal to the amount of any federal, state and local taxes payable by Mr. Klemsz as a result of the preceding tax reimbursement payment. The term "change of control" has the same meaning in the Klemsz Employment Agreement as in the Wiens Employment Agreement.

The Company is involved in various legal proceedings arising from its normal business activities. Management believes that these legal proceedings, individually or in the aggregate, will not have a material adverse effect on the financial condition or results of operations of the Company. However, the Company is involved in certain proceedings which could have a material adverse effect on the financial condition of the Company. These proceedings are summarized below:

Caside Associates/John Silvia, Jr. Litigation

(1) Allan R.A. Beeber, et al., Plaintiffs, v. John Silvia, Jr., et al., Defendants, U.S.D.Ct., D. Mass., Civil Action No. 96-12416-JLT This action arises out of allegedly fraudulent sales of the Company's securities by John Silvia, Jr. and a partnership entitled Caside Associates.
Plaintiffs allege that Mr. Silvia was acting as the Company's agent in selling the Company's securities and, as a result, the Company is liable for Mr. Silvia's wrongful actions. The Company believes Plaintiffs' claims to be without merit and is vigorously defending this matter. On February 20, 1998, this action was dismissed without prejudice to either party moving to restore it to the docket upon completion of all matters pending before the U.S. Bankruptcy Court for the District of Massachusetts, Eastern Division, in three chapter 11 proceedings involving Caside Associates, Debtor (Case No. 97-13222-JNF), Environmental Recovery Systems of Somerset, Inc., Debtor (Case No. 97-13221-JNF) and John Silvia, Jr., Debtor (Case No. 97-134154-JNF). An amended stipulation of settlement (the "Amended Stipulation") has been signed by each Debtor and the Company and was filed in the bankruptcy proceedings on or about September 30, 1998 as a part of a proposed plan of reorganization (the "Plan"). Under the Amended Stipulation, the Company will rescind $7 million invested in the Company by Caside Associates, and pay up to an additional $1.4 million (for a total of $8.4 million) to settle all claims. If certain investors/creditors in Caside elect not to participate in the settlement, the total amount of the settlement will be reduced proportionately from $8.4 million. The Company has posted an irrevocable letter of credit in the amount of $7 million to fund a portion of the settlement and has accrued $8.4 million as an extraordinary loss in connection with the settlement. On December 30, 1998, the U.S. Bankruptcy Court confirmed the Plan, including the Amended Stipulation. The Plan was approved by over 99% of the creditors of Caside by number and by dollar amount of claim. Accordingly, all pending and potential claims of investors in the bankruptcy proceedings, which include all investors, and their successors and assigns, in Caside who claim they were defrauded by John Silvia, Jr., Caside Associates and the Company and who elected to participate in the settlement, are permanently enjoined against the Company.

         (2) William C. Mitchell et al., Plaintiffs v. Recycling Industries, Inc., Defendant, Mass. Superior Court, Bristol Div., Civil Action No. C97-00845.

         The action alleges that the Company devised a scheme in connection with John Silvia, Jr. and his affiliates in violation of federal and state securities laws whereby Silvia deceptively sold the Company's securities owned by Caside Associates, an affiliated partnership of Mr. Silvia, and Mr. Silvia. Plaintiffs seek damages based on contract, quantum meruit, negligence, fraud and violation of federal and state securities laws. The Company believes Plaintiffs' claims are without merit and is vigorously defending this matter. Because the Amended Stipulation, was approved by the U.S. Bankruptcy Court as part of the Plan, this action is permanently enjoined against those investors/creditors, and their successors and assigns, of Caside, Environmental Recovery Systems of Somerset, Inc. ("ERSS") and Silvia who elected to participate in the settlement.

         (3) Dwight Silvia, et al., Plaintiff, v. Recycling Industries, Inc., Defendant, U.S.D.Ct., D. Mass., Civil Action No. 97-12015-JLT.

         The Complaint in this action is a virtual word-for-word copy of the Mitchell complaint and, thus, the same disclosure in that action applies here.

(4) Ferreira, et al., Plaintiffs, v. Recycling Industries, Inc., Defendant, U.S.D.Ct., D. Mass., Civil Action No. 97-12660-JLT.

         The Complaint in this action is a virtual word-for-word copy of the Mitchell and Dwight Silvia complaints and, thus, the same disclosure applies here.

(5) Rocha, Plaintiff, v. John Silvia, Jr. et al., Defendants, Mass. Superior Court, Bristol Div., Civil Action No. 9501347.
         The Complaint alleges that Plaintiff, individually and as trustee of the U.N. Trust, was fraudulently induced to invest $15,000 in Caside Associates by signing a "Promissory Note, Security and Assignment Agreement," which funds have not been returned to Plaintiff. That is scheduled for January 19, 1999. Because the Amended Stipulation was approved by the U.S.
Bankruptcy Court as part of the Plan, this action is permanently enjoined against Rocha.

Anglo Metal Litigation

(1) Recycling Industries, Inc., et al., Plaintiffs, v. Robert C. Rome, Defendant, U.S.D.Ct., D. Colo., Civil Action No. 97-D-128, consolidated with Anglo Metals, Inc., Plaintiff, v. Recycling Industries, et. al., Defendants, Bankr. S.D. Texas, Adversary No. 97-2024-C.

         The Company and a subsidiary, Recycling Industries of Texas, Inc. ("RITI"), sought actual and consequential damages in a undetermined amount for fraud by misrepresentation, deceit by nondisclosure and concealment and breach of contract in connection with the acquisition of Anglo Iron & Metals in December 1995. Alternatively, the complaint sought specific performance of Mr. Rome's obligations under his agreement with the Company. As described below, this matter was settled along with the following action.

(2) Anglo Metals, Inc., Plaintiff, v. Recycling Industries, et. al., Defendants, Bankr. S.D. Texas, Adversary No. 97-2024-C. The Complaint alleged that the Company and RITI failed to perform certain obligations under their agreement to acquire substantially all the assets of Anglo Metals, Inc. in December 1995. Plaintiff sought damages in excess of $3.255 million for breach of contract, fraud and conversion. Alternatively, the Complaint sought to rescind the agreements executed by the Company and RITI to acquire substantially all the assets of Anglo Metals, Inc.

         Settlement Agreement.

         On September 28, 1998, the Company, Recycling Industries of Texas, inc., Anglo Metal, Inc., Anglo Iron & Metal Company (collectively "Anglo"), Robert C. Rome ("Rome") and Union Pacific railroad Company ("UP") entered into a Settlement Agreement regarding each of the foregoing actions (the "Settlement"). Under the terms of the settlement, in exchange for the release of all claims against the Company , the Company paid Rome $438,122, Anglo $ 68,000 and placed $700,000 into escrow for the remediation of certain properties owned by Rome and Anglo. In addition, the Company acquired the real property underlying its San Juan and Harlingen, Texas facilities from the UP for a purchase price of $65,000 and agreed to remediate these properties pursuant to the Texas Voluntary Cleanup Program. Of the aggregate settlement amount of $1,206,122, $928,762 was funded through the sale of shares of the Company's common stock that were issued to Anglo as part of the acquisition in December 1995.

The effect of the settlement included the reimbursement by Anglo, as of September 30, 1997, which is netted against selling, general administrative expenses of $1.5 million in processing costs, legal expense and environmental remediation expense incurred by the Company at its Southern Texas facilities.


Other Litigation

Department of Toxic Substances Control v. Interstate Non-Ferrous Corporation; San Fernando Motors, Inc. v. A-1 Metal Market, U.S. District Court for the Eastern District of California, Docket No. CV-F-97-5016 OWW DLB

         The Company's wholly-owned subsidiary, Nevada Recycling, Inc. (the "NV Subsidiary") is one of 94 entities named in a third party complaint filed by San Fernando Motors seeking indemnification and contribution for contamination at a site referenced as "the Mobile Smelting facility" located in or near Mojave, California. This action arises out of a complaint filed against San Fernando Motors and others allegedly responsible for response, removal and remedial costs in connection with hazardous waste contamination at the Mobile Smelting site. This action is in the preliminary stages. The Company is vigorously defending against this action.

Weissman Financial v. Weissman Industries, Inc., Recycling Industries, Inc., General Electric Capital Corp. and Coast Business Credit, a Division of Southern Pacific Thrift and Loan, Iowa District Court for Black Hawk County, No. EQCV081771.

         This is a foreclosure action brought by Weissman Financial ("Weissman") on its mortgage encumbering the real property and equipment owned by the Company's wholly-owned subsidiary, Weissman Industries, Inc. (the "Mortgage"). The Mortgage secures the Company's performance under the terms of an agreement between the Company and Weissman under which the Company guaranteed the value of certain shares of Common Stock owned by Weissman to be $4.125 per share (the "Price Guaranty"). Under the terms of the Price Guaranty, Weissman has demanded that the Company pay $900,900 to Weissman as the guaranteed value of 218,400 shares of Common Stock. The Company believes that Weissman has agreed to a modification of the Price Guaranty that would make foreclosure of the Mortgage wrongful at this time. Accordingly, the Company has commenced litigation against Weissman to enforce the terms of the Price Guaranty, as amended.


14. BUSINESS RESTRUCTURING

In the fourth quarter of fiscal 1998, the Company began implementation of a restructuring plan and recorded a restructuring charge of $0.6 million. Under the restructuring plan, the Company significantly changed operations at certain facilities where the metals markets were significantly impacted by the downturn in the price of ferrous and nonferrous materials. The charge includes $0.4 million for severance arising from the elimination of approximately 300 positions, and $0.2 million for certain other expenses associated with the restructuring. In addition, the Company expects to incur costs associated with relocating equipment and other realignment expenses which cannot be estimated at this time and therefore not accrued but will be expensed as the plan is implemented.


15.    YEAR 2000 ISSUES

Many computer systems and other equipment with embedded chips or microprocessors may not be able to appropriately interpret dates after December 31, 1999 because such systems use only two digits to indicate a year in the date field rather than four digits. If not corrected, many computers and computer applications could fail or create miscalculations, causing disruptions to the Company's operations. In addition, the failure of customer and supplier computer systems could result in interruption of sales and deliveries of key supplies or utilities. Because of the complexity of the issues and the number of parties involved, the Company cannot reasonably predict with certainty the nature or likelihood of such impacts.

Using internal staff and outside consultants, the Company is actively addressing this situation and anticipates that it will not experience a material adverse impact to its operations, liquidity or financial condition related to systems under its control. The Company is addressing the Year 2000 issue in four overlapping phases: (i) identification and assessment of all critical software systems and equipment requiring modification or replacement prior to 2000; (ii) assessment of critical business relationships requiring modification prior to 2000; (iii) corrective action and testing of critical systems; (iv) development of contingency and business continuation plans to mitigate any disruption to the Company's operations arising from the Year 2000 issue.

During 1998, in order to improve access to financial information through common, integrated computing systems across the company, the Company began an accounting system replacement and upgrade project. The Company has completed its corporate financial accounting software implementation to SAP America, Inc., and is in the process of reviewing certain subsidiaries financial systems to determine the cost and benefit of converting such subsidiaries to SAP America, Inc. as well. Approximately 53% of the Company's subsidiaries existing financial systems have been upgraded to be Year 2000 compliant.

The Company is in the process of implementing a plan to obtain information from its external service providers, significant suppliers and customers, and financial institutions to confirm their plans and readiness to become Year 2000 compliant, in order to better understand and evaluate how their Year 2000 issues may affect the Company's operations. The Company currently is not in a position to assess this aspect of the Year 2000 issue, however the Company plans to take the necessary steps to provide itself with reasonable assurance that its service providers, suppliers, customers and financial institutions are Year 2000 compliant. This phase is 20% complete to date.

The Company is developing contingency plans to identify and mitigate potential problems and disruptions to the Company's operations arising from the Year 2000 issue. This phase is expected to be completed by November 1999.

The total cost to achieve Year 2000 compliance is currently estimated at $4.3 million. Approximately $1.5 million has been spent to date. Reaching compliance will require additional funding which will be dependant upon the Company's lending institutions willingness and ability to continue to fund necessary Year 2000 compliance projects. Through December 31, 1998, funds from operations and availability under the Company's Credit Facility were insufficient to allow the Company to make its regularly scheduled interest payment under the terms of its subordinated debt agreement. The Company requires significant additional funds to continue its operations past December 31, 1998. While the Company is pursuing every avenue to secure such additional financing, there can be no assurance that such financing will be available to the Company.

While the Company believes that its own internal assessment and planning efforts with respect to its external service providers, suppliers, customers and financial institutions are and will be adequate to address its Year 2000 concerns, there can be no assurance that these efforts will be successful or will not have a material adverse effect on the Company's operations.


16.  SUPPLEMENTAL DISCLOSURE FOR EARNINGS (LOSS) PER SHARE


                                                                     Years Ended September 30,
=======================================================================================================
(Thousands of dollars except per share amounts)                1998             1997            1996
-------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share:

 Numerator
     Earnings (loss) before extraordinary (loss)            $ (25,652)         $ 1,076        $ (2,961)
     Preferred stock dividends                                   (897)            (364)               -
-------------------------------------------------------------------------------------------------------
     Earnings (loss) before extraordinary (loss)
       available to common shareholders                       (26,549)             712          (2,961)
     Extraordinary (loss)                                     (11,807)               -                -
-------------------------------------------------------------------------------------------------------
     Net earnings (loss) available to common shareholders   $ (38,356)           $ 712        $ (2,961)
=======================================================================================================

 Denominator
     Weighted average common shares outstanding            18,414,565       13,529,644      10,153,502
=======================================================================================================

Per share amounts
     Basic earnings (loss) before extraordinary (loss)        $ (1.44)          $ 0.05         $ (0.29)
     Extraordinary (loss)                                       (0.64)            -               -
-------------------------------------------------------------------------------------------------------
     Basic earnings (loss)                                    $ (2.08)          $ 0.05         $ (0.29)
=======================================================================================================

Diluted earnings (loss) per common share:
 Numerator
     Earnings (loss) before extraordinary (loss)
      available to common shareholders                      $ (26,549)           $ 712        $ (2,961)
     Extraordinary (loss)                                     (11,807)               -               -
-------------------------------------------------------------------------------------------------------
     Net earnings (loss) available to common
      shareholders and assumed conversions
      outstanding                                           $ (38,356)           $ 712        $ (2,961)
=======================================================================================================

 Denominator
     Weighted average common shares outstanding            18,414,565       13,529,644      10,153,502
     Effect of dilutive securities:
      Options and warrants                                          -        1,276,801               -
      Redeemable common shares                                      -          363,636               -
-------------------------------------------------------------------------------------------------------
      Weighted average common shares and
       assumed conversions outstanding                     18,414,565       15,170,081      10,153,502
=======================================================================================================

 Per share amounts
     Diluted earnings (loss) before extraordinary (loss)      $ (1.44)          $ 0.05         $ (0.29)
     Extraordinary (loss)                                       (0.64)            -               -
-------------------------------------------------------------------------------------------------------
     Diluted earnings (loss)                                  $ (2.08)          $ 0.05         $ (0.29)
-------------------------------------------------------------------------------------------------------

Potentially  dilutive issues not included in the computation of diluted earnings
(loss) per common share:

For the fiscal year ended September 30, 1998, warrants and options to acquire 1,050,071 shares of common stock at exercise prices of $4.00 to $75.00 per share were not included in the computation of diluted EPS because the warrants' and options' exercise prices were greater than the average market price of the common shares. In addition, warrants and options to acquire 9,691,029 shares of common stock at exercise prices of $0.01 to $6.61 were not included in the computation of diluted EPS as the effect would be anti-dilutive. Preferred shares convertible into 2,275,424 common shares, at various conversion rates, were not included in the computation of diluted EPS as the effect would be anti-dilutive. Contingently issuable common shares of 4,528,780 were not included in the computation of diluted EPS as the effect would be anti-dilutive. Redeemable common shares of 363,636 were not included in the computation of diluted EPS as the effect would be anti-dilutive.

For the fiscal year ended September 30, 1997, warrants and options to acquire 4,845,541 shares of common stock at exercise prices of $1.63 to $75.00 per share were not included in the computation of diluted EPS because the warrants' and options' exercises prices were greater than the average market price of the common shares. Preferred shares convertible into 531,487 common shares, at various conversion rates, were not included in the computation of diluted EPS as the effect would be anti-dilutive. Debt convertible into 1,496,168 common shares was not included in the computation of diluted EPS as the effect would be anti-dilutive.

For fiscal year ended September 30, 1996, warrants and options to acquire 3,677,167 shares of common stock at exercise prices of $5.00 to $75.00 per share were not included in the computation of diluted EPS because the warrants' and options' exercise prices were greater than the average market price of the common shares. In addition, warrants and options to acquire 2,309,146 shares of common stock at exercise prices of $0.15 to $4.00 were not included in the computation of diluted EPS as the effect would be anti-dilutive. Preferred shares convertible into 576,425 common shares, at various conversion rates, were not included in the computation of diluted EPS as the effect would be anti-dilutive. Redeemable common shares of 58,619 were not included in the computation of diluted EPS as the effect would be anti-dilutive.


17.     SUPPLEMENTAL INFORMATION TO STATEMENT OF CASH FLOWS AND
         NONCASH INVESTING AND FINANCING ACTIVITIES

      (Thousand of dollars)

----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------
Years Ended September 30,                                         1998          1997         1996
                                                                             (unaudited) (unaudited)
----------------------------------------------------------------------------------------------------

Cash paid for interest                                          $ 14,443     $ 2,489     $      711
Cash paid for taxes                                             $     18     $   107     $        -
Acquisition of subsidiaries for common stock                    $ 14,330     $     -     $    2,425
Acquisition of subsidiaries for preferred stock                 $ 22,683     $   500     $        -
Capital lease incurred to finance acquisitions                  $  2,660     $     -     $    1,800
Warrant exchange for common stock                               $ 12,703     $     -     $        -
Assumption of liabilities for Ferex acquisition                 $ 14,000     $     -     $        -
Assumption of liabilities for Brenner acquisition               $  1,100     $     -     $        -
Assumption of liabilities for Grossman acquisition              $    300     $     -     $        -
Assumption of liabilities for Central acquisition               $    300     $     -     $        -
Assumption of liabilities for United acquisition                $    300     $     -     $        -
Assumption of liabilities for Mid-America acquisition           $      -     $     -     $    1,210
Assumption of liabilities for Weissman acquisition              $      -     $     -     $      738
Note payable issued for Anglo non-compete agreement             $      -     $     -     $      750
Purchase of equipment for notes payable                         $      -     $   202     $      406
Stock issued for conversion of bridge financing                 $      -     $     -     $    1,138
Acquisition of Anglo land and building for note payable         $      -     $     -     $      446
Acquisition of Anglo inventory for note payable                 $      -     $     -     $    1,354
Acquisition of Anglo goodwill for note payable                  $      -     $     -     $      479
---------------------------------------------------------------------------------------------------

18.     FOURTH QUARTER ADJUSTMENTS

During the quarter ended September 30, 1998, certain transactions originally recorded during the quarter ended June 30, 1998 reflecting the conversion of certain preferred shares to common shares were revised because the parties did not to final, binding contractual terms evidencing the conversion.