Form 10-Q
period 1998-12-31
RECYCLING INDUSTRIES INC
filed 1999-04-02
CIK 769879

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

      /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED: DECEMBER 31, 1998

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
                                     Yes       No  X
                                        -----    -----

Indicate the number of shares outstanding of each of the Issuer's classes of common stock as of the close of the period covered by this Report.

                                       NUMBER OF SHARES OUTSTANDING AS OF:
            CLASS                               January 31, 1999
------------------------------         ------------------------------------
Common Stock, $.001 Par Value                     21,325,249


                                TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION                                            PAGE
  ITEM 1.  FINANCIAL STATEMENTS*

    Consolidated Balance Sheets - December 31, 1998
      and September 30, 1998                                               1-2

    Consolidated Statements of Operations for the three months ended
      December 31, 1998 and 1997                                             3

    Consolidated Statements of Stockholders' Equity for the three
      months ended December 31, 1998                                         4

    Consolidated Statements of Cash Flows for the three months ended
      December 31, 1998 and 1997                                             5

    Notes to the Consolidated Financial Statements                         6-8


  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS                                       9-14

PART II -- OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS                                                15

  ITEM 2.  CHANGES IN SECURITIES                                            15

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 15

  SIGNATURES                                                                16


-------------------
* The accompanying interim financial statements have not been audited by an independent certified public accountant. Only those statements corresponding to a fiscal year-end (September 30) are audited.

                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                            DECEMBER 31, 1998     SEPTEMBER 30, 1998
                                            -----------------     ------------------
CURRENT ASSETS:
  Cash                                        $     830                 $     750
  Accounts receivable, net                       23,413                    31,212
  Inventories                                    12,159                    11,473
  Prepaid expenses and other                      4,397                     4,613
                                              ---------                 ---------
    TOTAL CURRENT ASSETS                         40,799                    48,048
                                              ---------                 ---------

PROPERTY AND EQUIPMENT, NET                     170,116                   172,953
                                              ---------                 ---------

OTHER ASSETS:
  Notes receivable, related party                 1,925                     1,925
  Goodwill, net of amortization                  65,852                    66,296
  Other assets, net of amortization              15,704                    15,059
                                              ---------                 ---------
    TOTAL OTHER ASSETS                           83,481                    83,280
                                              ---------                 ---------
TOTAL ASSETS                                  $ 294,396                 $ 304,281
                                              ---------                 ---------


          See accompanying notes to consolidated financial statements.

                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                  DECEMBER 31, 1998     SEPTEMBER 30, 1998
                                                  -----------------     ------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt              $ 212,588                 $ 217,204
  Accounts payable                                     10,120                     9,468
  Settlement liability                                  8,150                     8,150
  Accrued interest                                      7,150                     3,575
  Accrued payroll                                       1,914                     2,081
  Other current liabilities                            10,552                     8,655
                                                    ---------                 ---------
    TOTAL  CURRENT LIABILITIES                        250,474                   249,133
                                                    ---------                 ---------

LONG-TERM LIABILITIES:
  Long-term debt, less current maturities               4,388                     4,335
  Other long-term liabilities                          10,234                    10,625
                                                    ---------                 ---------
    TOTAL LONG-TERM LIABILITIES                        14,622                    14,960
                                                    ---------                 ---------
    TOTAL LIABILITIES                                 265,096                   264,093
                                                    ---------                 ---------

COMMITMENTS AND CONTINGENT LIABILITIES:
  Redeemable common stock, $.001 par value,
    218,400 shares issued and outstanding               1,500                     1,500
                                                    ---------                 ---------

STOCKHOLDERS' EQUITY:
  Preferred stock, no par value, 10,000,000
    shares authorized 76,145 and 10,000
    shares issued and outstanding                      23,183                    23,183
  Common Stock, $.001 par value, 50,000,000
    shares authorized, 21,325,249 and
    14,149,780 shares issued and outstanding               21                        21
  Additional paid-in capital                           63,354                    63,628
  Accumulated deficit                                 (58,758)                  (48,144)
                                                    ---------                 ---------
    TOTAL STOCKHOLDERS' EQUITY                         27,800                    38,688
                                                    ---------                 ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 294,396                 $ 304,281
                                                    ---------                 ---------


          See accompanying notes to consolidated financial statements.

                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)


                                                       DECEMBER 31, 1998     DECEMBER 31, 1997
                                                       -----------------     -----------------
Net sales                                                $     45,002          $     31,275
Cost of sales and operating expenses                           41,570                26,302
                                                          -----------          ------------
Gross profit                                                    3,432                 4,973
Selling, general and administrative expenses, net               6,771                 2,474
                                                          -----------          ------------
Operating income (loss)                                        (3,339)                2,499
                                                          -----------          ------------

OTHER INCOME (EXPENSE):
  Interest expense                                             (7,332)               (2,169)
  Miscellaneous                                                    57                   (55)
                                                          -----------          ------------
  TOTAL OTHER INCOME (EXPENSE)                                 (7,275)               (2,224)
                                                          -----------          ------------

Earnings (loss) before income tax benefit (expense)
  and extraordinary loss                                      (10,614)                  275
Provision for income taxes                                       --                     (87)
                                                          -----------          ------------
Earnings (loss) before extraordinary loss                     (10,614)                  188
Extraordinary loss                                               --                  (2,414)
                                                          -----------          ------------
NET LOSS                                                 $    (10,614)         $     (2,226)
                                                          -----------          ------------

Net loss                                                 $    (10,614)         $     (2,226)
Preferred stock dividends                                         274                    84
                                                          -----------          ------------
Net loss available to common shareholders                $    (10,888)         $     (2,310)
                                                          -----------          ------------

EARNINGS (LOSS) PER SHARE:
  BASIC EARNINGS (LOSS) PER COMMON SHARE
    Before extraordinary item                            $      (0.51)         $       0.01
    Extraordinary item                                           --                   (0.16)
                                                          -----------          ------------
BASIC LOSS PER COMMON SHARE                              $      (0.51)         $      (0.15)
                                                          -----------          ------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 21,325,000            15,351,000
                                                          -----------          ------------
  DILUTED LOSS PER COMMON SHARE
    Before extraordinary item                            $      (0.51)         $       --
    Extraordinary item                                           --                   (0.10)
                                                          -----------          ------------
DILUTED LOSS PER COMMON SHARE                            $      (0.51)         $      (0.10)
                                                          -----------          ------------
WEIGHTED AVERAGE DILUTED COMMON SHARES OUTSTANDING         21,325,000            23,495,000
                                                          -----------          ------------


          See accompanying notes to consolidated financial statements.

                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                              ADDITIONAL
                                   PREFERRED STOCK         COMMON STOCK        PAID-IN     ACCUMULATED
                                  SHARES     AMOUNT      SHARES      AMOUNT    CAPITAL      (DEFICIT)      TOTAL
                                  ------    -------    ----------    ------   ----------   -----------   ---------
Balances, September 30, 1998      76,145    $23,183    21,325,249     $ 21     $63,628      $ (48,144)   $ 38,688

Preferred stock dividends           --          -             -         --        (274)          --          (274)

Net loss                            --          -             -         --        --          (10,614)    (10,614)
                                  ------    -------    ----------    ------   ----------   -----------   ---------
BALANCES, DECEMBER 31, 1998       76,145    $23,183    21,325,249     $ 21     $63,354      $ (58,758)   $ 27,800
                                  ------    -------    ----------    ------   ----------   -----------   ---------


          See accompanying notes to consolidated financial statements.

                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                DECEMBER 31, 1998     DECEMBER 31, 1997
                                                                -----------------     -----------------
OPERATING ACTIVITIES:
Net loss                                                            $ (10,614)             $ (2,226)
Adjustments to reconcile net loss to net
 cash provided by operating activities:
   Depreciation and amortization                                        3,345                 1,498
   Extraordinary loss                                                    --                   2,414
   Other operating activities                                           1,329                  --
Changes in assets and liabilities, net of the
 effect of business acquisitions:
   Accounts receivable                                                  7,800                 2,501
   Inventories                                                           (685)               (3,960)
   Prepaid expenses and other                                            (955)                 (132)
   Accounts payable                                                       652                 3,120
   Liabilities, exclusive of debt                                       4,650                (1,001)
                                                                    ---------              --------
Net cash provided by operating activities                               5,522                 2,214
                                                                    ---------              --------

INVESTING ACTIVITIES:
   Capital expenditures, net                                             (298)                 (542)
   Note receivable, related party                                        --                  (1,440)
   Other assets                                                          (290)               (2,382)
   Acquisitions, net of equity issued                                    --                (114,947)
   Cash acquired in acquisitions                                         --                   1,835
                                                                    ---------              --------
Net cash provided by (used in) investing activities                      (588)             (117,476)
                                                                    ---------              --------

FINANCING ACTIVITIES:
   Proceeds from borrowings                                               669               147,868
   Principal payments on borrowings                                    (5,513)              (32,697)
   Other long-term liabilities                                           --                     324
   Prepayment penalty on debt                                            --                  (2,532)
   Loan fees paid                                                        --                  (8,600)
   Dividends paid                                                         (10)                  (84)
   Net proceeds from issuance of stock                                   --                  11,735
                                                                    ---------              --------
Net cash provided by financing activities                              (4,854)              116,014
                                                                    ---------              --------
   Increase (decrease) in cash                                             80                   752
   Cash, beginning of period                                              750                   746
                                                                    ---------              --------
   Cash, end of period                                              $     830              $  1,498
                                                                    ---------              --------


          See accompanying notes to consolidated financial statements.

                   RECYCLING INDUSTRIES, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.  COMMENCEMENT OF BANKRUPTCY PROCEEDING

On February 26, 1999, the Company and each of its operating subsidiaries filed voluntary petitions for relief under Chapter 11 of the Federal Bankruptcy
Code in the United States Bankruptcy Court for the District of Colorado (the "Chapter 11 Proceeding"). Although the Company plans to reorganize and emerge from the Chapter 11 Proceeding, there is no assuarance that this will occur or, if it does, that the Company will be able to successfully operate in the future.

2. The consolidated financial statements included herein have been prepared by the Company without audit except the September 30, 1998 balance sheet, which was audited. The statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and reflect all adjustments, consisting of only normal recurring accruals which are, in the opinion of management, necessary for a fair statement of the results of operations for the periods shown. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest report on Form 10-K, dated September 30, 1998.

3. The results of operations for the three months ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

4. Inventories as of December 31, 1998 and September 30, 1998, consisted of the following:

                              DECEMBER 31, 1998     SEPTEMBER 30, 1998
                              -----------------     ------------------
(THOUSANDS OF DOLLARS)
Raw Materials                     $  6,485               $  6,634
Finished Goods                       5,134                  4,213
Other                                  540                    626
                                  --------               --------
  Total                           $ 12,159               $ 11,473
                                  --------               --------


5.  SUPPLEMENTAL DISCLOSURES FOR EARNINGS (LOSS) PER SHARE

                                                                  Three Months Ended
                                                                     December 31,
                                                           ------------------------------
(THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)                 1998              1997
                                                           ------------       ------------
BASIC LOSS PER COMMON SHARE:
  NUMERATOR
    Earnings (loss) before extraordinary loss              $   (10,614)       $       188
    Preferred stock dividends                                     (274)               (84)
                                                           ------------       ------------
    Earnings (loss) before extraordinary loss
      available to common shareholders                         (10,888)               104
    Extraordinary loss                                            --               (2,414)
                                                           ------------       ------------
    Net loss available to common shareholders              $   (10,888)       $    (2,310)
                                                           ------------       ------------
  DENOMINATOR
    Weighted average common shares outstanding              21,325,000         13,351,000
                                                           ------------       ------------
  PER SHARE AMOUNTS
    Basic earnings (loss) before extraordinary loss        $     (0.51)       $      0.01
    Extraordinary loss                                            --                (0.16)
                                                           ------------       ------------
    Basic loss                                             $     (0.51)       $     (0.15)
                                                           ------------       ------------
DILUTED EARNINGS (LOSS) PER COMMON SHARE:
  NUMERATOR
    Earnings (loss) before extraordinary loss
      available to common shareholders                     $   (10,888)       $       104
    Extraordinary loss                                            --               (2,414)
                                                           ------------       ------------
    Net loss available to common shareholders
      and assumed conversions outstanding                  $   (10,888)       $    (2,310)
                                                           ------------       ------------
  DENOMINATOR
    Weighted average common shares outstanding              21,325,000         15,351,000
    Effect of dilutive securities:
      Options and warrants                                        --            8,032,000
      Redeemable common shares                                    --              112,000
                                                           ------------       ------------
      Weighted average common shares and
        assumed conversions outstanding                     21,325,000         23,495,000
                                                           ------------       ------------
PER SHARE AMOUNTS
    Diluted loss before extraordinary loss                 $     (0.51)       $      --
    Extraordinary loss                                            --                (0.10)
                                                           ------------       ------------
    Diluted loss                                           $     (0.51)       $     (0.10)
                                                           ------------       ------------


Potentially dilutive issues not included in the computation of diluted earnings per common share:

For the three months ended December 31, 1998, warrants and options to acquire 9,380,239 shares of common stock at exercise prices of $1.375 to $75.00 per share were not included in the computation of diluted EPS because the warrants' and options' exercise prices were greater than the average market price of the common shares. In addition, warrants and options to acquire 2,316,615 shares of common stock at exercise prices of $0.01 to $1.31 were not included in the computation of diluted EPS as the effect would be anti-dilutive. Preferred shares convertible into 12,100,793 common shares, at various conversion rates, were not included in the computation of diluted EPS as the effect would be anti-dilutive. Contingently issuable common shares of 9,200,000 were not included in the computation of diluted EPS as the effect would be anti-dilutive. Redeemable common shares of 363,636 were not included in the computation of diluted EPS as the effect would be anti-dilutive.

For the three months ended December 31, 1997, warrants and options to acquire 425,936 shares of common stock at exercise prices of $7.50 to $75.00 per share were not included in the computation of diluted EPS because the warrants' and options' exercises prices were greater than the average market price of the common shares. Preferred shares convertible into 678,030 common shares, at various conversion rates, were not included in the computation of diluted EPS as the effect would be anti-dilutive. Debt convertible into 1,272,388 common shares was not included in the computation of diluted EPS as the effect would be anti-dilutive.

COMMENCEMENT OF BANKRUPTCY PROCEEDING

On February 26, 1999, the Company and each of its operating subsidiaries filed voluntary petitions for relief under Chapter 11 of the Federal Bankruptcy Code in the United States Bankruptcy Court for the District of Colorado (the "Chapter 11 Proceeding"). Although the Company plans to reorganize and emerge from the Chapter 11 Proceeding, there is no assurance that this will occur or, if it does, that the Company will be able to successfully operate in the future.

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

GENERAL

The largest portion of the Company's operations involves the collection, processing and sale of ferrous scrap, the primary raw material for mini-mill steel producers who utilize electric arc furnace technology. The Company's operations consist of purchasing and processing unprepared scrap and selling processed scrap. Scrap is categorized as either ferrous, containing iron and consisting primarily of steel, or non-ferrous. Ferrous scrap is generated in two forms consisting of prompt industrial scrap and old scrap. Prompt industrial scrap is the material left over from manufacturing processes that use steel, such as automobile and appliance manufacturing. Old scrap includes obsolete or broken goods consisting of automobiles, refrigerators and other consumer and industrial steel goods. The Company purchases unprepared scrap primarily from automobile salvage and wrecking yards, demolition firms, ordnance depots, military bases, public utilities, industrial facilities, metal fabricators, machine shops, railroads, refineries, shipyards and numerous independent scrap collectors. Unprepared scrap is processed for resale by resorting, cleaning, shearing and shredding by a variety of methods according to customer specifications and market demand. The Company sells its processed ferrous scrap to mini-mill steel producers, integrated steel producers, foundries and brokers.

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

The following table sets forth selected statement of income data as a percentage of net sales for the periods indicated:

                                                     Three Months Ended
                                                        December 31,
                                                     -------------------
STATEMENT OF OPERATIONS DATA:                          1998       1997
                                                     --------   --------
Net Sales                                             100.0%     100.0%
Cost of sales and operating expenses                   92.4       84.1
                                                      ------     ------
Gross profit                                            7.6       15.9
Selling, general and administrative expenses           15.0        7.9
                                                      ------     ------
Operating income (loss)                                (7.4)       8.0
Interest expense and other                             16.2        7.1
                                                      ------     ------
Earnings (loss) before income taxes and
  extraordinary loss                                  (23.6)       0.9
Income tax provision                                     --       (0.3)
Extraordinary loss                                       --       (7.7)
                                                      ------     ------
Net loss                                              (23.6)      (7.1)
                                                      ------     ------
EBITDA (1)                                               --       12.2
                                                      ------     ------


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

RESULTS OF OPERATIONS

The Company's operating results, for the three months ended December 31, 1998 compared to 1997, depend in large part on its ability to effectively manage the purchase, processing and sale of scrap metals. The demand for processed ferrous and non-ferrous scrap is subject to general economic, industry and market-specific conditions beyond the Company's control, which may result in periodic fluctuations in the sales prices of the Company's products. Operating margins declined as a result of significant declines in the average sales price of processed ferrous and non-ferrous material and insufficient liquidity to purchase and process material at normal operating levels.

NET SALES. Net sales for the three months ended December 31, 1998, were $45.0 million an increase of $13.7 million or 440% compared to the same period one year earlier. The increase was primarily related to increased processing capacity resulting from acquisitions completed in December 1997, April 1998 and May 1998. Total tons processed of ferrous material for the three months ended December 31, 1998 increased by approximately 61% to 265,000 tons compared to the same period one year earlier. Total pounds processed of non-ferrous material for the three months ended December 31, 1998 increased by approximately 169% to 41,563,000 pounds compared to the same period one year earlier. The increase in non-ferrous quantities processed was primarily related to the acquisitions completed during fiscal 1998.

The average sales price of prepared ferrous material for the three months ended December 31, 1998 was $92 per ton a decline of $52 per ton or approximately 36% compared to the same period one year earlier. The Company's average sales price of prepared non-ferrous material for the three months ended December 31, 1998 was $0.37 per pound representing a decrease of 16% or $0.07 per pound compared to the same period one year ago. The decline in the Company's average sales price of both ferrous and non-ferrous material is a result of a current trend in the metals market. Weak demand for exports of ferrous and non-ferrous prepared scrap as well as an increase in steel imports from Europe and Asia has served to reduce prices and demand of shredded scrap.

Net sales from brokerage activities for the three months ended December 31, 1998 was $1.9 million, an increase of approximately 104% compared to the same period one year earlier. The increase was primarily related to acquisitions completed during fiscal 1998.

GROSS PROFIT. Gross profit for the three months ended December 31, 1998 was $3.4 million a decrease of $1.6 million compared to the same period one year earlier. Gross profit margin for the three months ended December 31, 1998 was 7.6% as a percentage of net sales compared to 15.9% for the same period in 1997. The decrease in gross profit was primarily related to the significant declines in the average sales price and demand of processed ferrous and non-ferrous scrap and the ability of the Company to procure and process material at normal operating levels. During the quarter, the Company has not been able to purchase sufficient quantities of ferrous and non-ferrous scrap due to insufficient cash flow resulting from prolonged price declines of processed ferrous and non-ferrous material. Tons processed of ferrous scrap declined during the quarter by 123,000 ton compared to the fourth quarter ended September 30, 1998.

SELLING, GENERAL, AND ADMINISTRATIVE. Selling, general, and administrative (SG&A) expenses increased to $6.8 million for the three months ended December 31, 1998 from $2.5 million during the three months ended December 31, 1997, an increase of $4.3 million or 173%. The increase was primarily the result of acquisitions completed during fiscal 1998 and staffing and other related administrative expenses in anticipation of planned growth. As a percent of net sales, SG&A increased to 15.0% for the three months ended December 31, 1998 compared to 7.9% for the three months ended December 31, 1997.

OPERATING INCOME (LOSS). The Company reported an operating loss for the three months ended December 31, 1998 of $3.3 million compared to operating income of $2.5 million for the three months ended December 31, 1997, a decrease of $5.8 million. The decrease is principally the result of declines in the average selling prices and demand of ferrous and non-ferrous material. As a result of prolonged price declines of ferrous and non-ferrous material, the Company's results of operations have not been sufficient to generate liquidity to allow the Company to purchase and process material at normal operating levels. Management is continuously monitoring the operations of the facilities and has implemented and continues to implement certain cost cutting strategies in order to improve operating income without reducing net sales.

The Company's second quarter 1999 results continued to be adversely effected from insufficient cash flow which has resulted in the Company not being able to procure and process material at normal operating levels. As a result of these factors, the Company sought relief under Chapter 11 of the United States Bankruptcy Code.

INTEREST EXPENSE. Interest expense increased to $7.3 million for the three months ended December 31, 1998 from $2.2 million for the three months ended December 31, 1997 an increase of $5.2 million or 238%. The increase was primarily related to increases in long-term debt to finance the acquisitions completed in December 1997, April 1998 and May 1998 and the amortization of transaction costs associated with the Company's Senior Credit Facility and Senior Subordinated Debt.

EARNINGS BEFORE EXTRAORDINARY LOSS. Net loss for the three months ended December 31, 1998 was $10.6 million compared to earnings of $0.2 million for the same period one year earlier. During the first quarter of 1998, the Company recorded a $2.4 million extraordinary loss from early extinguishment of debt.

INCOME TAX EXPENSE. At December 31, 1998, the Company has a federal income tax loss carryforward of approximately $68.4 million which expires at various amounts and dates through the year 2013. The Company has not recorded a deferred tax asset at December 31, 1998 since it is more likely than not the tax assets will not be realized.

The Internal Revenue Service has completed an examination of the Company's federal income tax return for the year ended September 30, 1996 with a no change ruling.

The Company does not believe its businesses have been adversely affected by general inflation.

LIQUIDITY AND CAPITAL RESOURCES

(DOLLARS IN MILLIONS)              DECEMBER 31,   DECEMBER 31,
                                      1998           1997
                                   ------------   ------------
Current ratio                         .16:1          3.6:1
Working capital (deficiency)        $(209.7)       $  34.8

At December 31, 1998 and September 30, 1998, the Company was in default under certain provisions of the senior credit agreement. On December 31, 1998, the Company failed to make the scheduled interest payments due on its Senior Subordinated Debt resulting in a default under the terms of the Senior Subordinated Debt. In connection with the default, all amounts due under the senior credit agreement and senior subordinated debt agreement have been classified as a component of current liabilities.

The Company invested $0.3 million in property and equipment, not including property and equipment acquired in business acquisitions, during the three months ended December 31, 1998 for expansion of the Company's ferrous and non-ferrous processing capacity and general modernization and efficiency upgrades. Planned capital expenditures for the remainder of the fiscal year for the Company's existing facilities are estimated to be $1.0 million. Included in this amount are capital expenditures for the Company's shredders and materials handling equipment designed to increase capacity and improve operating efficiencies. Management anticipates the capital expenditures will be paid with long-term debt financing, if available.

At December 31, 1998, approximately $12.1 million was outstanding under the $45 million revolving credit facility. During the quarter ended December 31, 1998, the Company at times was restricted from advancing funds under the credit facility due to insufficient availability resulting from declines in accounts receivable, inventories and negative operating results. Funding under the credit facility is restricted to the Company's eligible accounts receivable and inventory balances which have declined as a result of prolonged price declines of ferrous and non-ferrous material. The Company was unable to fund expenditures incurred in the normal course of operations.

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

During 1998, in order to improve access to financial information through common, integrated computing systems across the company, the Company began an accounting system replacement and upgrade project. The Company has completed its corporate financial accounting software implementation to SAP America, Inc., and is in the process of reviewing certain subsidiary's financial systems to determine the cost and benefit of converting such subsidiaries to SAP America, Inc. as well. Approximately 53% of the Company's subsidiaries existing financial systems have been upgraded to be Year 2000 compliant.

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

The total cost to achieve Year 2000 compliance is currently estimated at $4.3 million. Approximately $1.5 million has been spent to date. Reaching compliance will require additional funding which will be dependant upon the Company's lending institutions willingness and ability to continue to fund necessary Year 2000 compliance projects. Through December 31, 1998, funds from operations and availability under the Company's Credit Facility were insufficient to allow the Company to commence its Year 2000 compliance projects.

While the Company believes that its own internal assessment and planning efforts with respect to its external service providers, suppliers, customers and financial institutions are and will be adequate to address its Year 2000 concerns, there can be no assurance that these efforts will be successful or will not have a material adverse effect on the Company's operations.

RECENT ACCOUNTING PRONOUNCEMENTS

During the quarter, the Company was required to implemented FAS No. 130 "Reporting Comprehensive Income". FAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, FAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that displays with the same prominence as other financial statements. The implementation of FAS No. 130 has no material impact on the financial presentation of the Company.

The Company is required to implement FAS No. 131 "Disclosures about Segments of an Enterprise and related Information" for the year ended September 30, 1999. FAS No. 131 supersedes FAS No. 14 "Financial Reporting for Segments of a Business Enterprise". FAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. FAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. FAS 131 require comparative information for earlier years to be restated. Because of the recent issuance of the standards, management has been unable to fully evaluate the impact, if any, the standard may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of this standard.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement "Benefits" which standardizes the disclosure requirements for pensions and other postretirement benefits and requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis. SFAS No. 132 is effective for years beginning after December 15, 1997 and requires comparative information for earlier years to be restated, unless such information is not readily available. Management believes the adoption of this statement will have no material impact on the Company's financial statements.

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

PART II - OTHER INFORMATION


ITEM 1. - LEGAL PROCEEDINGS.

Caside Associates/John Silvia, Jr. Litigation

On January 7, 1999, the Company paid $7.0 million to the Caside Associates and Environmental Recovery Systems of Somerset, Inc. bankruptcy trustees in accordance with the amended stipulation of settlement described in the Company's Form 10-K for the year ended September 30, 1998. As a result, all pending and potential claims of investors in the Caside and ERSS bankruptcies, including all investors in Caside, ERSS and the Company who claim they were defrauded, are permanently enjoined against the Company, its officers and directors. In addition, each of the following actions is permanently enjoined against the Company, its officers and directors:

1. Allan R.A. Beeber, et al., Plaintiffs, v. John Silvia, Jr., et al., Defendants, U.S.D. Ct., D. Mass., Civil Action No. 96-12416-JLT.

2. William C. Mitchell, et al., Plaintiffs v. Recycling Industries, Inc., Defendant, Mass. Superior Court, Bristol Div., Civil Action No. C97-00845.

3. Dwight Silvia, et al., Plaintiff, v. Recycling Industries, Inc., Defendant, U.S.D. Ct., D. Mass Civil Action No. 97-12015-JLT.

4. Ferreira, et al., Plaintiffs, v. Recycling Industries, Inc., Defendant, U.S.D. Ct., D. Mass, Civil Action No. 97-12660-JLT.

5. Rocha, Plaintiff, v. John Silvia, Jr. et al., Defendants, Mass. Superior Court, Bristol Div., Civil Action No. 9501347.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K


EXHIBITS
None


REPORTS ON FORM 8-K

Current report on Form 8-K dated October 9, 1998, reporting the appointment of AJ. Robbins, P.C.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Recycling Industries, Inc.

Date: March 31, 1999                   By:  /s/ Thomas J. Wiens
                                          -----------------------------------
                                          Thomas J. Wiens, Chairman & Chief
                                          Executive Officer

Date: March 31, 1999                   By:  /s/ Brian L. Klemsz
                                          -----------------------------------
                                          Brian L. Klemsz, Principal Financial
                                          Officer